Form 10-Q
period 1997-09-30
WHITE CAP HOLDINGS INC
filed 1997-11-20
CIK 1044100

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                           Commission File No. 0-22989



                           WHITE CAP INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     84-1380403
---------------------------------                      -------------------
  (State or other jurisdiction of                        I.R.S. Employer
   incorporation or organization)                      Identification No.)


                               3210 Airway Avenue
                          Costa Mesa, California 92626
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 850-0900
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes                 No    X
                          -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at 11/19/97
          ----------------------------            -----------------------
          Common Stock, $.01 Par Value                   10,509,576


===============================================================================

                           WHITE CAP INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I            FINANCIAL INFORMATION

ITEM 1            Condensed Financial Statements................................  3

                  WHITE CAP INDUSTRIES, INC.
                  Condensed Statements of Income (Unaudited)
                  for the Three Months and Six Months Ended
                  September 30, 1997 and 1996...................................  3

                  WHITE CAP INDUSTRIES, INC.
                  Condensed Balance Sheets as of September 30, 1997
                  (Unaudited), and March 31, 1997...............................  4

                  WHITE CAP INDUSTRIES, INC.
                  Condensed Statements of Cash Flows (Unaudited)
                  for the Six Months Ended September 30, 1997 and 1996..........  5

                  WHITE CAP INDUSTRIES, INC.
                  Notes to Condensed Financial Statements (Unaudited)...........  6

ITEM 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................  8


PART II           OTHER INFORMATION

ITEM 1            Legal Proceedings............................................. 11

ITEM 2            Changes in Securities......................................... 11

ITEM 3            Defaults upon Senior Securities............................... 11

ITEM 4            Submission of Matters to a Vote of Security Holders........... 11

ITEM 5            Other Information............................................. 11

ITEM 6            Exhibits and Reports on Form 8-K.............................. 11


SIGNATURES        .............................................................. 12

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

In the opinion of WHITE CAP INDUSTRIES, INC.'s (the "Company") management, the unaudited consolidated financial statements included in this filing on Form 10-Q reflect all adjustments which are considered necessary for a fair presentation of financial information for the period presented.


                           WHITE CAP INDUSTRIES, INC.

                   CONDENSED STATEMENTS OF INCOME - UNAUDITED

                 (In thousands, except share and per share data)

                                                           Three Months Ended                Six Months Ended
                                                             September 30,                     September 30,
                                                        -------------------------        ------------------------
                                                          1997             1996             1997           1996
                                                        ---------         -------        ----------       -------

Net Sales                                                 $48,695         $24,999           $86,006       $48,508
Cost of sales                                              33,159          16,955            59,007        32,947
                                                          -------         -------           -------       -------
     Gross profit                                          15,536           8,044            26,999        15,561
Selling, general & administrative                          11,730           6,452            21,153        12,687
                                                          -------         -------           -------       -------
     Income from operations                                 3,806           1,592             5,846         2,874
Interest expense, net                                       1,893             386             3,212           810
                                                          -------         -------           -------       -------
     Income before income taxes                             1,913           1,206             2,634         2,064
Income tax provision                                          761               0             1,079             9
                                                          -------         -------           -------       -------
Net income                                                $ 1,152         $ 1,206           $ 1,555       $ 2,055
                                                          =======         =======           =======       =======
Pro forma per share data:
     Pro forma weighted average number of common
      shares and equivalents outstanding                7,368,075                         7,368,075
Pro forma net income per common share                       $0.14                             $0.20



   The accompanying notes are an integral part of these condensed statements.

                           WHITE CAP INDUSTRIES, INC.

                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                             As of
                                                                      September 30, 1997      As of
                                                                          (unaudited)     March 31, 1997
                                                                      ------------------  --------------
ASSETS
Current Assets:
 Cash and cash equivalents                                                  $ 2,656           $   214
 Accounts receivable, net                                                    29,356            19,175
 Inventories                                                                 26,989            20,426
 Prepaid expenses and other                                                   1,736             1,179
                                                                            -------           -------
              Total current assets                                           60,737            40,994
                                                                            -------           -------
Property, plant and equipment, net                                            9,360             7,961
Intangible assets, net                                                       27,736            13,205
Other assets                                                                    222               132
                                                                            -------           -------
              Total Assets                                                  $98,055           $62,292
                                                                            =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Current portion of long-term debt                                          $ 3,086           $ 3,156
 Accounts payable and accrued liabilities                                    31,785            20,428
                                                                            -------           -------
              Total Current Liabilities                                      34,871            23,584
                                                                            -------           -------
Long-term debt, excluding current maturities                                 62,109            38,888
                                                                            -------           -------
Deferred income taxes                                                           189               200
                                                                            -------           -------
Senior redeemable preferred stock $.01 par value:
 Designated - 680,000 shares; issued and outstanding -
      675,969 at March 31, 1997 and September 30, 1997                        2,650             2,650
                                                                            -------           -------
Commitments and contingencies                                                    --                --

Shareholders' equity (deficit):
 Convertible preferred stock, $.01 par value:
 Designated - 2,700,000 shares; issued and outstanding -
      2,240,479 at September 30, 1997 and 2,180,479 at March 31, 1997         2,256             2,250
 Common stock, $.01 par value:
 Authorized - 10,000,000 shares; issued and outstanding - 1,135,534
      shares at September 30, 1997 and 1,044,000 at March 31, 1997                                  6
 Additional paid-in capital                                                      11                --
 Retained earnings (accumulated deficit)                                     (4,031)           (5,286)
                                                                            -------           -------
                                                                             (1,764)           (3,030)
                                                                            -------           -------
                                                                            $98,055           $62,292
                                                                            =======           =======

   The accompanying notes are an integral part of these condensed statements.

                           WHITE CAP INDUSTRIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                       September 30,
                                                                                 -----------------------
                                                                                   1997           1996
                                                                                 --------       --------
 Cash flows from operating activities:
  Net income                                                                     $  1,555       $  2,055
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                1,231            732
       Gain on disposition of property and equipment                                  (26)           (25)

 Changes in assets and liabilities, net of effects from acquisitions:
       Increase in accounts receivable                                             (5,019)        (2,755)
       Increase in inventories                                                     (2,169)        (1,778)
       Increase in prepaid expenses and other                                         (77)          (145)
       Increase in deferred tax asset                                                 (44)            --
       Increase in accounts payable                                                 7,302          5,462
       Increase (decrease) in accrued expenses                                        853             (4)
       Increase in deferred tax liability                                              24             --
                                                                                 --------       --------
  Net cash provided by operating activities                                         3,630          3,542
                                                                                 --------       --------
 Cash flows from investing activities:
  Capital expenditures                                                             (1,205)          (362)
  Proceeds from sale of property and equipment                                         86             52
  Purchase of Viking Distributing Co., net of $145 cash acquired                  (16,046)            --
  Purchase of Stop Supply, Inc., net of $61 cash acquired                          (3,698)            --
                                                                                 --------       --------
  Net cash used in investing activities                                           (20,863)          (310)
                                                                                 --------       --------
 Cash flows from financing activities:
  Net borrowing under line of credit agreement                                     15,512         (1,471)
  Principal payments on notes payable                                              (1,679)          (369)
  Proceeds received from notes payable                                              6,194            124
  Increase in receivable from shareholder                                              --           (269)
  Shareholder distributions paid                                                       --           (949)
  Preferred dividend                                                                 (303)            --
  Preferred stock issued                                                                6             --
  Common stock issued                                                                   7             --
  Increase in deferred finance costs                                                  (62)            --
                                                                                 --------       --------
  Net cash provided by (used in) financing activities                              19,675         (2,934)
                                                                                 --------       --------
 Net increase in cash and cash equivalents                                          2,442            298

 Cash and cash equivalents, beginning of period                                       214            205
                                                                                 --------       --------
 Cash and cash equivalents, end of period                                        $  2,656       $    503
                                                                                 ========       ========

   The accompanying notes are an integral part of these condensed statements.

                           WHITE CAP INDUSTRIES, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED



1.   BASIS OF PRESENTATION:

The condensed financial statements presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form S-1 (file number 333-33767) which was filed for the fiscal year ended March 31, 1997.

2.    PRO FORMA NET INCOME PER SHARE:

Pro forma net income per share has been computed by dividing pro forma net income, net of senior redeemable preferred stock dividends, by the pro forma weighted average number of shares outstanding. In accordance with a regulation of the Securities and Exchange Commission (SEC), such computation includes all common equivalent shares (using the treasury stock method and the initial public offering price) issued twelve months prior to the filing of the initial public offering as if they were outstanding for the entire period presented. Additionally, in accordance with SEC rules, 586,833 shares are included in the pro forma weighted average shares, representing the number of shares necessary to pay the portion of the fiscal 1997 stockholders dividend that exceeded the earnings for such period. Common equivalent shares from convertible stock included in the calculation as if converted. Historical net income per share has not been presented because it is not indicative of the ongoing entity.

3.   RECENT ACQUISITIONS:

In addition to the acquisition of A-Y Supply, Inc. effective January 1, 1997, the Company recently acquired two additional contractor suppliers for an aggregate purchase price of approximately $20 million. Effective May 1, 1997, the Company acquired 100% of the stock of Stop Supply, located in Fresno, California. Stop Supply generated net sales of approximately $6 million for its fiscal year ended January 31, 1997. In June 1997, the Company acquired 100% of the stock of Viking Distributing, which has stores located in San Francisco, Dublin and San Jose, California. Viking Distributing generated approximately $35 million in net sales for its fiscal year ended March 31, 1997. All three acquisitions were accounted for under the purchase method.

Had the acquisitions of A-Y Supply, Stop Supply and Viking Distributing occurred at the beginning of the current and prior fiscal years, pro forma net sales, net income, net income per share would be as follows: (in thousands except per share data)


                                Three Months Ended                       Six Months Ended
                                   September 30,                           September 30,
                             -------------------------             ----------------------------
                               1997              1996                1997                 1996
                             -------           -------             -------              -------
Net sales                    $48,695           $43,651             $95,526              $83,902
Net income                     1,007               704               1,473                  989
Net income per share         $  0.14           $  0.10             $  0.20              $  0.13

4.    INCOME TAXES:

Prior to February 1997, the Company was taxed as an S Corporation. Under these provisions, taxable income or loss was included in the tax return of the shareholder of the Company. Therefore, no provision for federal or state income taxes was reflected in the historical financial statements prior to February 1997. As an S Corporation, the Company was subject to a minimum franchise tax of $800, or 1.5% of taxable income, which is included in the Company's tax provision for the periods ended September 30, 1996.

Effective February 26, 1997 the Company terminated its S Corporation status and converted to a C Corporation for both federal and state purposes.

5.   SUBSEQUENT EVENTS:

On October 27, 1997 the Company completed its initial public offering of 4.3 million shares of common stock with net proceeds of approximately $71.5 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, redeem Redeemable Preferred Stock and pay preferred stock dividends. Immediately prior to the consummation of the offering, the Company effected a 1.74 for 1 stock split of the common stock. The financial statements have been retroactively adjusted to reflect the stock split.

Effective November 1, 1997, the Company acquired the assets of Burke Concrete Accessories, L.P. ("Burke") for approximately $9 million in cash. Burke, with fiscal 1996 revenues of $25 million, is a full line distributor of concrete accessories, construction chemicals and rental equipment used in pour-in-place, precast and tilt-up concrete construction, renovation and maintenance. Burke operates nine branch locations in the Western United States (six of which are located in existing White Cap markets and three of which are located in the Pacific Northwest).

On October 29, 1997 the Company entered into a new Credit Agreement with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate, or alternatively at bankers' acceptance rate or LIBOR rate plus margins, in each case, based upon the Company's ratio of total debt to operating cash flow. The Credit Agreement contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Agreement also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed financial statements (unaudited) and the notes thereto.

RESULTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales Net sales for the three months ended September 30, 1997 ("second quarter 1997") increased $23.7 million, or 94.8%, to $48.7 million compared to $25.0 million for the three months ended September 30, 1996 ("second quarter 1996"). The growth in net sales for the second quarter of 1997 was the result of a 12.0% increase in same store sales, the expansion of product lines and the acquisitions of A-Y Supply, Stop Supply and Viking Distributing. The recently acquired businesses contributed $20.7 million in net sales in the second quarter of 1997.

Gross Profit Gross profit for the second quarter 1997 increased $7.5 million, or 93.8%, to $15.5 million compared to $8.0 million for the second quarter 1996. The increase in gross profit was the result of increased net sales offset, in part, by a decrease in gross profit margin. The gross profit margin for the second quarter of 1997 was 31.9% compared to 32.2% for the second quarter of 1996. The decrease in gross profit margin over the prior year was primarily due to the impact of the acquired businesses. The acquired businesses in Northern California have historically generated lower gross profit margins than the Company's historical performance. Gross profit margins improved in the second quarter of 1997 over the first quarter of 1997 primarily due to the completion of new customer promotions.

Selling, General and Administrative Expense Selling, general and administrative expense ("SG&A") increased $5.2 million or 80.0%, to $11.7 million for the second quarter 1997 compared to $6.5 million for the second quarter 1996. As a percent of sales, SG&A was 24.1% for the second quarter 1997 compared to 25.8% for the second quarter 1996. Selling expenses increased $3.9 million, or 95.1%, to $8.0 million in the second quarter of 1997 from $4.1 million for the second quarter of 1996. The increase was due to increased advertising and commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the second quarter of 1997 were 16.5%, as compared to 16.4% for the second quarter of 1996.

General, administrative and distribution center expenses increased $1.3 million, or 54.2%, to $3.7 million for the second quarter of 1997 from $2.4 million for the second quarter of 1996. The increase in general and administrative expenses is primarily due to increased distribution costs to process the increased sales volume and a planned increase in corporate functions to position the Company for future growth. General, administrative and distribution center expenses as a percentage of net sales for the second quarter of 1997 were 7.6%, as compared to 9.4% for the second quarter of 1996.

Income from Operations Income from operations for the second quarter 1997 increased $2.2 million, or 137.5%, to $3.8 million compared to $1.6 million for the second quarter of 1996. The operating margin, derived by dividing operating income by net sales, was 7.8% for the second quarter 1997 compared to 6.4% for the second quarter 1996. The increase in operating margin for the second quarter 1997 compared to the second quarter 1996 was the result of the reduction in SG&A as a percentage of sales offset, in part, by the decline in gross profit margins.

Interest Expense, net Interest expense, net of interest income, increased $1.5 million, or 375.0%, to $1.9 million in the second quarter of 1997 from $.4 million for the second quarter of 1996. This increase was due to increased levels of debt to support the Company's growth and the debt associated with the recently acquired businesses.

Net Income Net income for the second quarter of 1997 and 1996 was $1.2 million. Net income was unchanged between years due to the increase in interest expense and the increase in the tax provision. In February of 1997, the Company converted from an S Corporation to a C Corporation for both federal and state purposes.

                 SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                       SIX MONTHS ENDED SEPTEMBER 30, 1996

Net Sales Net sales for the six months ended September 30, 1997 ("first half 1997") increased $37.5 million, or 77.3%, to $86.0 million compared to $48.5 million for the six months ended September 30, 1996 ("first half 1996"). The growth in net sales for the first half of 1997 was the result of a 16.0% increase in same store sales, the expansion of product lines and the acquisition of A-Y Supply, Stop Supply and Viking Distributing. The recently acquired businesses contributed $29.7 million in net sales in the first half of 1997.

Gross Profit Gross profit for the first half 1997 increased $11.4 million, or 73.1%, to $27.0 million compared to $15.6 million for the first half 1996. The increase in gross profit was the result of increased net sales offset, in part, by a decrease in gross profit margin. The gross margin was 31.4% for the first half 1997 compared to 32.1% for the first half 1996. The reduction in the gross margin was primarily due to an aggressive promotion of certain products, in the first quarter of 1997, in order to initiate relationships with new customers in the recently acquired businesses in Northern California.

Selling, General and Administrative Expense SG&A for the first half 1997 increased $8.5 million to $21.2 million compared to $12.7 million for the first half 1996. As a percent of sales, SG&A decreased to 24.6% for the first half 1997 versus 26.2% for the first half 1996. Selling expenses increased $6.2 million, or 76.5%, to $14.3 million in the first half of 1997 from $8.1 million for the first half of 1996. The increase was due to increased advertising and commissions to the outside sales force due to the sales growth, and increase costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the first half of 1997 was 16.6%, as compared to 16.7% for the first half of 1996.

General and administrative expenses increased $2.3 million, or 50.0%, to $6.9 million for the first half of 1997 from $4.6 million for the first half of 1996. General and administrative expenses as a percentage of net sales for the first half of 1997 was 8.0%, as compared to 9.5% for the first half of 1996.

Income from Operations Income from operations for the first half 1997 increased $2.9 million, or 100.0%, to $5.8 million compared to $2.9 million for the first half 1996. The operating margin, derived by dividing operating income by net sales, was 6.8% for the first half 1997 compared to 5.9% for the first half 1996. The increase in operating margin for the first half of 1997 compared to the first half of 1996 was the result of the reduction in SG&A as a percentage of sales offset, in part, by the decline in gross profit margins.

Interest Expense, net Interest expense, net of interest income, increased $2.4 million, or 300.0%, to $3.2 million in the first half of 1997 from $.8 million for the first half of 1996. This increase was due to increased levels of debt to support the Company's growth and the debt associated with the recently acquired businesses.

Net Income Net income decreased $.5 million, or 23.8%, to $1.6 million for the first half 1997 compared to net income of $2.1 million for the first half 1996. The increase in income from operations was offset by the increase in interest expense and the increase in the tax provision. In February of 1997, the Company converted from an S Corporation to a C Corporation for both federal and state purposes.

FINANCIAL CONDITION

Working Capital During the first half 1997, operating working capital increased $6.0 million. The change in operating working capital was primarily the result of increases in inventories of $6.6 million and accounts receivable of $10.2 million, which were partially offset by increases in accounts payable of $9.2 million and accrued liabilities of $2.1 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow The Company generated $3.6 million of net cash from operating activities during the first half 1997, after providing for the $6.0 million increase in operating working capital. Financing activities during the first half 1997 provided net cash of $19.7 million, including $20.0 million from debt sources. The Company expended $1.2 million for capital (other than acquisitions) during the first half 1997 primarily for office and computer equipment, and branch related equipment.

Liquidity and Capital Resources Based on the current plans, management anticipates that its cash flow from operations, IPO proceeds, and the available lines of credit will be adequate to support its estimated working capital requirements, operations and strategic acquisition plan for the immediate near future. The Company has an aggressive strategy that has involved, and is expected to continue to involve, the acquisition of companies in related lines of business. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on the Company's reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets.

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been lower in the second two quarters of its fiscal year. As the Company's mix of businesses evolves through future acquisition, those seasonal fluctuation may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions, and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

On October 27, 1997 the Company completed its initial public offering of 4.3 million shares of common stock with net proceeds of approximately $71.5 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, Convertible Preferred Stock, Redeemable Preferred Stock and related accrued dividends.

On October 29, 1997 the Company entered into a new Credit Agreement with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate, or alternatively at bankers' acceptance rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Agreement contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Agreement also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio.

The Company has entered into a letter of intent to acquire the stock of a one-branch contractor supplier, with fiscal revenues of $5 million, which specializes in braces, inserts and accessories for tilt-up concrete construction. The completion of the proposed acquisition is contingent upon satisfactory completion of due diligence and satisfaction of customary closing conditions.


FORWARD-LOOKING STATEMENTS -- Under the Private Securities Litigation Act of 1995

Certain statements in this quarterly report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and management's ability to continue to integrate acquisitions, dependence on systems, environmental matters and other specific factors discussed in the Company's Prospectus, dated October 22, 1997, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

The registration statement with respect to the Company's public offering of Common Stock, par value $0.01 per share (No. 333-33767), was declared effective on October 21, 1997. The offering terminated upon the sale of all common stock registered. Of the 4,600,000 shares registered and sold in the offering, (1) 4,345,000 were sold by the Company for an aggregate offering price of $78,210,000 and (ii) 225,000 were sold by selling stockholders for an aggregate offering price of $4,590,000. Underwriting discounts and commissions of $5,474,700 were incurred for the Company's account, and the Company incurred estimated expenses of $1,250,000 in connection with the offering. The managing underwriters of the offering were Donaldson, Lufkin & Jenrette Securities Corporation and BankAmerica Robertson Stephens. For a discussion of the Company's use of the net proceeds of the offering, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              11.1  Computation of per share earnings

              27.0  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WHITE CAP INDUSTRIES, INC.



November 19, 1997                              /s/ GREG GROSCH
                                               ------------------------------
                                               Greg Grosch
                                               President/Chief Executive Officer




November 19, 1997                              /s/ CHRIS LANE
                                               --------------------------------
                                               Chris Lane
                                               Chief Financial Officer

                                 EXHIBIT INDEX

                                                                Sequentially
Exhibit Number      Description                                 Numbered Page
--------------      -----------                                 -------------

    11.1            Computation of per share earnings

    27.0            Financial Data Schedule