Form 10-Q
period 1997-12-31
WHITE CAP HOLDINGS INC
filed 1998-02-11
CIK 1044100

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                           Commission File No. 0-22989



                           WHITE CAP INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              84-1380403
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               3120 Airway Avenue
                          Costa Mesa, California 92626
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 850-0900
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X           No
                                  ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                         Outstanding at 1/31/98
----------------------------                             ----------------------
Common Stock, $.01 Par Value                                   10,506,307

                           WHITE CAP INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I         FINANCIAL INFORMATION

ITEM 1         Condensed Financial Statements............................................3

               Condensed Statements of Operations (Unaudited)
               for the Three Months and Nine Months Ended
               December 31, 1997 and 1996................................................3

               Condensed Balance Sheets as of December 31, 1997
               (Unaudited), and March 31, 1997...........................................4

               Condensed Statements of Cash Flows (Unaudited)
               for the Nine Months Ended December 31, 1997 and 1996......................5

               Notes to Condensed Financial Statements (Unaudited).......................6

ITEM 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................................9


PART II        OTHER INFORMATION

ITEM 1         Legal Proceedings........................................................13

ITEM 2         Changes in Securities....................................................13

ITEM 3         Defaults upon Senior Securities..........................................13

ITEM 4         Submission of Matters to a Vote of Security Holders......................13

ITEM 5         Other Information........................................................13

ITEM 6         Exhibits and Reports on Form 8-K.........................................13


SIGNATURES     .........................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

In the opinion of WHITE CAP INDUSTRIES, INC.'s (the "Company") management, the unaudited consolidated financial statements included in this filing on Form 10-Q reflect all adjustments which are considered necessary for a fair presentation of financial information for the period presented.


                           WHITE CAP INDUSTRIES, INC.

                 CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
                 (In thousands, except share and per share data)


                                    Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                 -------------------------    -------------------------
                                    1997          1996           1997           1996
                                 ----------     ---------     ----------     ----------
Net Sales                        $   50,300     $  22,202     $  136,306     $   70,710

Cost of sales                        33,909        14,889         92,916         47,836
                                 ----------     ---------     ----------     ----------

    Gross profit                     16,391         7,313         43,390         22,874

Selling, general &
  administrative                     13,183         6,350         34,336         19,037

Non-recurring charge                  1,426            --          1,426             --
                                 ----------     ---------     ----------     ----------

    Income from operations            1,782           963          7,628          3,837

Interest expense, net                   897           399          4,109          1,209
                                 ----------     ---------     ----------     ----------
    Income before income taxes
      and extraordinary charges         885           564          3,519          2,628

Income tax provision                    350            (8)         1,429              1
                                 ----------     ---------     ----------     ----------

    Net income before
     extraordinary charges              535           572          2,090          2,627

Extraordinary charges, net of
  tax                                 5,750            --          5,750             --
                                 ----------     ---------     ----------     ----------

    Net income (loss)            $   (5,215)    $     572     $   (3,660)    $    2,627
                                 ==========     =========     ==========     ==========

Pro forma per share data:

Pro forma weighted average
  number of common shares and
  equivalents outstanding         9,654,000            --      8,133,000             --

Pro forma basic and diluted
  net loss per common share      $    (0.54)           --          (0.48)            --


   The accompanying notes are an integral part of these condensed statements.

                           WHITE CAP INDUSTRIES, INC.

                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                     As of             As of
                                                                  December 31,       March 31,
                                                                     1997              1997
                                                                  ------------       ---------
                                                                  (unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                                         $   1,796         $     214
 Accounts receivable, net                                             30,831            19,175
 Inventories                                                          31,762            20,426
 Prepaid expenses and other                                            1,840             1,179
                                                                   ---------         ---------
           Total current assets                                       66,229            40,994
                                                                   ---------         ---------

Property, plant and equipment, net                                    12,929             7,961
Intangible assets, net                                                32,214            13,205
Other assets                                                             346               132
                                                                   ---------         ---------
           Total Assets                                            $ 111,718         $  62,292
                                                                   =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Current portion of long-term debt                                 $     745         $   3,156
 Accounts payable and accrued liabilities                             31,259            20,428
                                                                   ---------         ---------
           Total current liabilities                                  32,004            23,584
                                                                   ---------         ---------

Long-term debt, excluding current maturities                          13,837            38,888
                                                                   ---------         ---------
Deferred income taxes                                                    189               200
                                                                   ---------         ---------
Senior redeemable preferred stock $.01 par value:
 Designated - 680,000 shares; issued and outstanding --
    675,969 at March 31, 1997 and none December 31, 1997                  --             2,650
                                                                   ---------         ---------

Commitments and contingencies                                             --                --

Shareholders' equity (deficit):
 Convertible preferred stock, $.01 par value:
 Designated -- 2,700,000 shares; issued and outstanding --
    6,000 at December 31, 1997 and 2,180,479 at March 31, 1997             6             2,250
                                                                                          1997
 Common stock, $.01 par value:
 Authorized -- 10,000,000 shares; issued and outstanding --
    10,506,307 shares at December 31, 1997 and 1,044,000 at
    March 31, 1997                                                       105                 6
 Additional paid-in capital                                           74,834                --
 Retained earnings (accumulated deficit)                              (9,256)           (5,286)
                                                                   ---------         ---------
                                                                      65,689            (3,030)
                                                                   ---------         ---------
                                                                   $ 111,718         $  62,292
                                                                   =========         =========

   The accompanying notes are an integral part of these condensed statements.

                           WHITE CAP INDUSTRIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                                Nine Months Ended
                                                                                  December 31,
                                                                          --------------- --------------
                                                                               1997           1996
                                                                          --------------- --------------
Cash flows from operating activities:
 Net income (loss)                                                        $ (3,660)        $  2,627
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                           2,022            1,094
     Gain on disposition of property and equipment                             (91)             (25)
     Interest charge on the conversion of debts and warrants                   250               --
 Changes in assets and liabilities, net of effects from
     acquisitions:
     Increase in accounts receivable                                        (2,232)          (1,548)
     (Increase) decrease in inventories                                     (4,875)             632
     Increase in prepaid expenses and other                                 (2,270)            (116)
     Increase in deferred tax asset                                            (44)              --
     Increase (decrease) in accounts payable                                 2,646             (231)
     Increase (decrease) in accrued expenses                                 2,202             (645)
     Increase in deferred tax liability                                         28               --
                                                                          --------         --------

 Net cash provided by (used in) operating activities                        (6,024)           1,788
                                                                          --------         --------

Cash flows from investing activities:
 Capital expenditures                                                       (2,146)            (637)
 Proceeds from sale of property and equipment                                  321               47
 Purchase of Viking Distributing Co., net of $145 cash acquired            (16,046)              --
 Purchase of Stop Supply, Inc., net of $61 cash acquired                    (3,698)              --
 Purchase of Burke Concrete Accessories, Inc.                               (9,248)              --
                                                                          --------         --------

 Net cash used in investing activities                                     (30,817)            (590)
                                                                          --------         --------

Cash flows from financing activities:
 Net payments under line of credit agreement                                (3,667)             138
 Net payments on notes payable                                             (26,427)            (402)
 Proceeds from the exercise of warrants                                        250               --
 Preferred dividend payments, net of accretion                                (711)              --
 Preferred stock issued                                                          6               --
 Stock distribution paid                                                        --             (623)
 Preferred stock redemption                                                 (2,650)              --
 Net proceeds from initial public offering                                  71,683               --
 Increase in deferred finance costs                                            (61)              --
                                                                          --------         --------

 Net cash provided by (used in) financing activities                        38,423             (887)
                                                                          --------         --------

Net increase in cash and cash equivalents                                    1,582              311

Cash and cash equivalents, beginning of period                                 214              205
                                                                          --------         --------

Cash and cash equivalents, end of period                                  $  1,796         $    516
                                                                          ========         ========


   The accompanying notes are an integral part of these condensed statements.

                           WHITE CAP INDUSTRIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED


1.  BASIS OF PRESENTATION:

The condensed financial statements presented herein are unaudited. Accordingly, information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the registrant's most recent Form S-1 (file number 333-33767) which was filed for the fiscal year ended March 31, 1997.

2.   PRO FORMA NET LOSS PER SHARE:

Effective in the quarter ended December 31, 1997, the Company adopted SFAS 128 "Earnings per Share". This statement is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. Pro forma net loss per share has been computed by dividing pro forma net income, net of Senior Redeemable Preferred Stock dividends, by the pro forma weighted average number of shares outstanding. In accordance with a regulation of the Securities and Exchange Commission (SEC), such computation includes all common equivalent shares (using the treasury stock method and the initial public offering price) issued twelve months prior to the filing of the initial public offering as if they were outstanding for the entire period presented. Additionally, in accordance with SEC rules, 586,833 shares are included in the pro forma weighted average shares, representing the number of shares necessary to pay the portion of the fiscal 1997 stockholders dividend that exceeded the earnings for such period. Common equivalent shares from convertible stock are included in the calculation as if they were converted. Historical net income per share has not been presented because it is not indicative of the ongoing entity.


                                    Three Months Ended           Nine Months Ended
                                    December 31, 1997            December 31, 1997
                                 -------------------------    -------------------------
                                    Loss         Shares          Loss          Shares
                                 -----------    ----------    -----------    -----------
                                                 (Amount in Thousands)
Net Loss                            $(5,215)                    $(3,660)

Less: preferred stock dividends         (25)                       (275)
                                    -------                     -------

Basic EPS:
  Loss allocated to common
    shareholders                     (5,240)       9,654         (3,935)         8,133
                                    -------      -------        -------        -------

Effect of Dilutive Securities:
  Stock Options                          --           --             --             --
                                    -------      -------        -------        -------

Diluted EPS                         $(5,240)       9,654        $(3,935)         8,133
                                    =======      =======        =======        =======

3.  RECENT ACQUISITIONS:

In addition to the acquisition of A-Y Supply, Inc. effective January 1, 1997, the Company recently acquired three additional contractor suppliers for an aggregate purchase price of approximately $29 million. Effective May 1, 1997, the Company acquired 100% of the stock of Stop Supply, located in Fresno, California. In June 1997, the Company acquired 100% of the stock of Viking Distributing, which has stores located in San Francisco, Dublin and San Jose, California. Effective November 1, 1997, the Company acquired the assets of Burke Concrete Accessories, L.P. ("Burke") for approximately $9 million in cash. Burke, with fiscal 1996 revenues of $25 million, is a full line distributor of concrete accessories, construction chemicals and rental equipment used in pour-in-place, precast and tilt-up concrete construction, renovation and maintenance. Burke operates nine branch locations in the Western United States (six of which are located in existing White Cap markets and three of which are located in the Pacific Northwest). All four acquisitions were accounted for under the purchase method.

Had the acquisitions of A-Y Supply, Stop Supply, Viking Distributing, and Burke occurred at the beginning of the current and prior fiscal years, pro forma net sales, net income, net income per share and weighted average number of common shares and equivalents outstanding would be as follows: (in thousands except net income per share data)


                                 Three Months Ended            Nine Months Ended
                                     December 31,                 December 31,
                               -----------------------      ----------------------
                                1997             1996         1997          1996
                               -------         -------      --------      --------
Net sales                      $53,131         $46,545      $163,704      $144,038
Net income                       2,164             943         3,853         2,199
Net income per share           $  0.21         $  0.13      $   0.46      $   0.30
Shares Outstanding              10,136           7,368         8,294         7,368

4.   INCOME TAXES:

Prior to February 1997, the Company was taxed as an S Corporation. Under these provisions, taxable income or loss was included in the tax return of the shareholder of the Company. Therefore, no provision for federal or state income taxes was reflected in the historical financial statements prior to February 1997. As an S Corporation, the Company was subject to a minimum franchise tax of $800, or 1.5% of taxable income, which is included in the Company's tax provision for the periods ended December 31, 1996.

Effective February 26, 1997 the Company terminated its S Corporation status and converted to a C Corporation for both federal and state purposes.

5. NON-RECURRING CHARGES:

The company recognized $1.4 million of non-recurring charges during the quarter ended December 31, 1997. These charges included a $1 million one time bonus and $0.4 million of severance and contract termination payments.

6.   EXTRAORDINARY ITEM:

In connection with the initial public offering, the Company paid off most of its outstanding debt (see note 7). The payoffs of debt resulted in prepayment penalties of approximately $7.9 million, the write-off of deferred loan fees of approximately $1.2 million and the incurrence of imputed interest charges of approximately $0.3 million, net of a tax benefit of approximately $3.6 million.

7.  PUBLIC OFFERING:

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

8.   NEW CREDIT FACILITY:

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

9.   SUBSEQUENT AND POTENTIAL ACQUISITIONS:

On December 15, 1997, the Company announced that it has entered into a letter of intent to acquire CCS Supply, Inc. ("CCS"). CCS, located in Denver Colorado is a full line distributor of concrete accessories, construction chemicals, waterproofing products and rental equipment used in tilt-up concrete construction, renovation and maintenance. CCS is expected to generate $5 million in revenue for its fiscal year ending January 31, 1998. The company expects to close the acquisition of CCS in February 1998.

On January 6, 1998, the Company announced that it has entered into a definitive contract to acquire Sierra Supply, Inc. ("Sierra") and JEF Supply, Inc. ("JEF"). JEF, located in Portland, Oregon, is a distributor of concrete accessories, construction chemicals, and tilt-up products. JEF generated $5 million in revenue for its fiscal year ended September 30, 1997. JEF was acquired on January 30, 1998. Sierra, located in Reno, Nevada, is a full-line distributor of concrete accessories, construction chemicals, structural connectors, fasteners, waterproofing products and rental equipment used in tilt-up concrete construction, renovation and maintenance. Sierra generated $11.3 million in revenue for its fiscal year ended September 30, 1997. White Cap expects to close the acquisition of Sierra in April 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed financial statements (unaudited) and the notes thereto.

RESULTS OF OPERATIONS

                THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1996

NET SALES. Net sales for the three months ended December 31, 1997 ("third quarter 1997") increased $28.1 million, or 126.6%, to $50.3 million compared to $22.2 million for the three months ended December 31, 1996 ("third quarter 1996"). The growth in net sales for the third quarter of 1997 was the result of a 21.7% increase in same store sales, the expansion of product lines and the acquisitions of A-Y Supply, Stop Supply, Viking Distributing and Burke Concrete Accessories. The recently acquired businesses contributed $23.0 million in net sales in the third quarter of 1997.

GROSS PROFIT. Gross profit for the third quarter 1997 increased $9.1 million, or 124.7%, to $16.4 million compared to $7.3 million for the third quarter 1996. The increase in gross profit was the result of increased net sales offset, in part, by lower gross profit margins. The gross profit margin for the third quarter of 1997 was 32.6% compared to 32.9% for the third quarter of 1996. The lower gross profit margin over the prior year is due to the net effect of the acquired businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense ("SG&A") increased $6.8 million or 106.3%, to $13.2 million for the third quarter 1997 compared to $6.4 million for the third quarter 1996. As a percent of sales, SG&A was 26.2% for the third quarter 1997 compared to 28.8% for the third quarter 1996.

Selling expenses increased $5.2 million, or 133.3%, to $9.1 million in the third quarter of 1997 from $3.9 million for the third quarter of 1996. Selling expenses as a percent of net sales for the third quarter of 1997 were 18.0%, as compared to 17.6% for the third quarter of 1996. The increase was due to increased advertising and commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of branch personnel.

General, administrative and distribution center expenses increased $1.6 million, or 64.0%, to $4.1 million for the third quarter of 1997 from $2.5 million for the third quarter of 1996. The increase in general and administrative expenses is primarily due to increased distribution costs to process the increased sales volume and a planned increase in corporate functions to position the Company for future growth. General, administrative and distribution center expenses as a percentage of net sales for the third quarter of 1997 were 8.2%, as compared to 11.2% for the third quarter of 1996.

NON-RECURRING CHARGES. The company recorded $1.4 million of non-recurring charges during the quarter ended December 31, 1997. These charges included a $1.0 million one-time bonus and $0.4 million of severance and contract termination payments.

INCOME FROM OPERATIONS. Exclusive of the above non-recurring charges, income from operations for the third quarter 1997 increased $2.2 million, or 220.0%, to $3.2 million compared to $1.0 million for the third quarter of 1996. The adjusted operating margin, derived by dividing operating income by net sales, was 6.4% for the third quarter 1997 compared to 4.5% for the third quarter 1996. The increase in operating margin, excluding non-recurring charges, for the third quarter 1997 compared to the third quarter 1996 was primarily the result of the reduction in SG&A as a percentage of sales.

INTEREST EXPENSE, NET. Interest expense, net of interest income, increased $.5 million, or 125.0%, to $.9 million in the third quarter of 1997 from $.4 million for the third quarter of 1996. This increase was due to increased levels of debt associated with the recently acquired businesses.

EXTRAORDINARY ITEM. In connection with the initial public offering, the Company paid off most of its outstanding debt. The payoff of debt resulted in prepayment penalties of approximately $7.9 million, the write-off of deferred loan fees of approximately $1.2 million and the incurrence of imputed interest charges of approximately $0.3 million, net of a tax benefit of approximately $3.6 million.

NET INCOME (LOSS). Net loss for the third quarter of 1997 was $5.2 million versus net income of $0.6 million for the third quarter of 1996. Net income decreased due to the non-recurring charges and extraordinary item charges associated with the Company's IPO in October of 1997. Exclusive of those charges net income would have been approximately $1.4 million. Prior to February 1997, the Company was an S Corporation and accordingly did not record a tax provision. If the Company had been a tax paying Corporation in 1996, net income would have been approximately $0.4 million.

                 NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
                       NINE MONTHS ENDED DECEMBER 31, 1996

NET SALES. Net sales for the nine months ended December 31, 1997 increased $65.6 million, or 92.8%, to $136.3 million compared to $70.7 million for the nine months ended December 31, 1996. The growth in net sales for the first nine months of 1997 was the result of an 18.2% increase in same store sales, the expansion of product lines and the acquisition of A-Y Supply, Stop Supply, Viking Distributing, and Burke Concrete Accessories. The recently acquired businesses contributed $52.7 million in net sales in the first nine months of 1997.

GROSS PROFIT. Gross profit for the first nine months of 1997 increased $20.5 million, or 89.5%, to $43.4 million compared to $22.9 million for the first nine months of 1996. The increase in gross profit was the result of increased net sales offset, in part, by lower gross profit margins. The gross margin was 31.8% for the first nine months of 1997 compared to 32.4% for the first nine months of 1996. The reduction in the gross margin was primarily due to an aggressive promotion of certain products, in the first quarter of 1997, in order to initiate relationships with new customers in the recently acquired businesses in Northern California. Additionally, the acquired businesses have historically generated lower margins than the original White Cap locations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SG&A for the first nine months of 1997 increased $15.3 million, or 80.5%, to $34.3 million compared to $19.0 million for the first nine months of 1996. As a percent of sales, SG&A decreased to 25.2% for the first nine months of 1997 versus 26.9% for the first nine months of 1996. Selling expenses increased $11.7 million, or 95.9%, to $23.9 million in the first nine months of 1997 from $12.2 million for the first nine months of 1996. The increase was due to increased advertising and commissions to the outside sales force to support the sales growth, and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the first nine months of 1997 was 17.5%, as compared to 17.3% for the first nine months of 1996.

General and administrative expenses increased $3.6 million, or 52.9%, to $10.4 million for the first nine months of 1997 from $6.8 million for the first nine months of 1996. General and administrative expenses as a percentage of net sales for the first nine months of 1997 was 7.6%, as compared to 9.6% for the first nine months of 1996.

NON-RECURRING CHARGES. The company recorded $1.4 million of non-recurring charges during the first nine months of 1997. These charges included a $1.0 million one-time bonus and $0.4 million of severance and contract termination payments.

INCOME FROM OPERATIONS. Exclusive of the above non-recurring charges, income from operations for the first nine months of 1997 increased $5.3 million, or 139.5%, to $9.1 million compared to $3.8 million for the first nine months of 1996. The operating margin, derived by dividing operating income by net sales, was 6.7% for the first nine months of 1997 compared to 5.4% for the first nine months of 1996. The increase in operating margin for the first nine months of 1997 compared to the first nine months of 1996 was the result of the reduction in SG&A as a percentage of sales offset, in part, by the decline in gross profit margins.

INTEREST EXPENSE, NET. Interest expense, net of interest income, increased $2.9 million, or 241.7%, to $4.1 million in the first nine months of 1997 from $1.2 million for the first nine months of 1996. This increase was due to the debt associated with the recently acquired businesses.

EXTRAORDINARY ITEM. In connection with the initial public offering, the Company paid off most of its outstanding debt. The payoff of debt resulted in prepayment penalties of approximately $7.9 million, the write-off of deferred loan fees of approximately $1.2 million and the incurrence of imputed interest charges of approximately $0.3 million, net of a tax benefit of approximately $3.6 million.

NET INCOME (LOSS). Net income decreased $6.3 million, to a net loss of $3.7 million for the first nine months of 1997 compared to net income of $2.6 million for the first nine months of 1996. The decrease in net income was due to one-time charges of $6.6 million associated with the Company's IPO in October of 1997, including a tax benefit of approximately $4.2 million. In February of 1997, the Company converted from an S Corporation to a C Corporation for both federal and state purposes.

FINANCIAL CONDITION

WORKING CAPITAL. During the first nine months of 1997, operating working capital increased $12.8 million. The change in operating working capital was primarily the result of increases in inventories of $11.3 million, prepaid expenses of $0.7 million, and accounts receivable of $11.7 million, which were partially offset by increases in accounts payable of $9.3 million and accrued liabilities of $1.5 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

CASH FLOW. The Company generated approximately $3.6 million of net cash from continuing operating activities during the first nine months of 1997. In connection with the initial public offering, the Company incurred approximately $9.6 million of non-recurring and extraordinary payments which resulted in a reported net cash used in operating activities of $6.0 million. Financing activities during the first nine months of 1997 provided net cash of $38.4 million, including $71.5 million from the net proceeds from the initial public offering. The Company expended $2.1 million for fixed assets (other than acquisitions) during the first nine months of 1997 primarily for office and computer equipment, and branch related equipment.

LIQUIDITY AND CAPITAL RESOURCES. Based on the current plans, management anticipates that its cash flow from operations and the available lines of credit will be adequate to support its estimated working capital requirements, operations and strategic acquisition plan for the immediate near future. The Company has an aggressive strategy that has involved, and is expected to continue to involve, the acquisition of companies in related lines of business. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on the Company's reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets.

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been lower in the second two quarters of its fiscal year. As the Company's mix of businesses evolves through future acquisitions, those seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

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

On January 30, 1998, the Company acquired 100% of the stock of JEF Supply in Portland, Oregon, for approximately $3.3 million in cash.

The Company has entered into a letter of intent to acquire the stock of a one-branch contractor supplier, with fiscal revenues of approximately $5 million, which specializes in a full line of concrete accessories, construction chemicals, waterproofing and rental equipment for tilt-up concrete construction. The completion of the proposed acquisition is contingent upon satisfactory completion of due diligence and satisfaction of customary closing conditions.

The Company has also entered into a definitive contract to acquire the stock of another one-branch contractor supplier with fiscal year revenue of approximately $11 million, which specializes in distributing concrete accessories, construction chemicals, structural connectors, fasteners, waterproofing products and rental equipment used in tilt-up concrete construction, renovation and maintenance.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

The registration statement with respect to the Company's public offering of Common Stock, par value $0.01 per share (No. 333-33767), was declared effective on October 22, 1997. The offering terminated upon the sale of all common stock registered. Of the 4,600,000 shares registered and sold in the offering, (1) 4,345,000 were sold by the Company for an aggregate offering price of $78,210,000 and (ii) 225,000 were sold by selling stockholders for an aggregate offering price of $4,590,000. Underwriting discounts and commissions of $5,474,700 were incurred for the Company's account, and the Company incurred estimated expenses of $1,250,000 in connection with the offering. The managing underwriters of the offering were Donaldson, Lufkin & Jenrette Securities Corporation and BankAmerica Robertson Stephens. For a discussion of the Company's use of the net proceeds of the offering, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           27.0 -- Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WHITE CAP INDUSTRIES, INC.



February 9, 1997                               /s/ Greg Grosch
                                               ---------------------------------
                                               Greg Grosch
                                               President/Chief Executive Officer


February 9, 1997                               /s/ Chris Lane
                                               ---------------------------------
                                               Chris Lane
                                               Chief Financial Officer

                                 EXHIBIT INDEX

                                                          Sequentially
Exhibit Number            Description                     Numbered Page
--------------            --------------                  -------------

    27.0                  Financial Data Schedule