Form 10-K
period 1998-03-31
WHITE CAP HOLDINGS INC
filed 1998-06-29
CIK 1044100

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22989

                           WHITE CAP INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      84-1380403
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)
  3120 AIRWAY AVENUE, COSTA MESA, CALIFORNIA                       92626
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       Registrant's telephone number, including area code (714) 850-0900

        Securities registered pursuant to Section 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.01
                                (TITLE OF CLASS)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Common Stock, $.01 par value, outstanding as of May 31, 1998: 10,397,088 shares.

     Aggregate market value of voting stock held by non-affiliates of the registrant computed at the NASDAQ closing price of $21.00 as of May 31, 1998, was $107,418,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for its Annual Meeting of Stockholders, to be held in September of 1998, which has been filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated herein.

================================================================================

                           WHITE CAP INDUSTRIES, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     White Cap Industries, Inc. ("White Cap" or the "Company") is one of the leading business to business retailers to professional contractors in the Western United States. The Company offers over 25,000 stock keeping units ("SKU's") of specialty tools and materials oriented to professional contractors ("pro-oriented"). The Company markets its products through its branch locations, its highly experienced outside sales force and through the strategic distribution of its in-stock catalogs. As of March 31, 1998, the Company operated 29 branch locations. The Company has achieved substantial growth by acquiring leading contractor suppliers in new and existing markets, expanding product offerings and opening new branch locations. Since 1987, White Cap's net sales have increased at a compounded annual growth rate of approximately 28%, resulting from (i) acquisitions, (ii) same store sales growth, which averaged 19% over the past four years, and (iii) new branch openings. The Company's active customer base (customers that have purchased at least one item on open credit during a given period) has grown from approximately 7,000 in 1994 to over 20,000 for the fiscal year ended March 31, 1998.

     The Company operates in a highly fragmented, multi-billion dollar industry. Management believes that small, regional contractor suppliers with sales of less than $50 million supply over two-thirds of the pro-Contractor market. The Company targets medium and large-sized professional contractors, including professional concrete, framing, waterproofing, landscaping, grading, electrical, mechanical and general contractors.

     The Company sells a wide variety of pro-oriented products, including construction materials, hand tools, fasteners, structural connectors, power tools, light construction equipment, steel reinforcing bar (rebar), bulk and collated gun nails and specialty cementatious products. In addition, at certain branches the Company provides rental services on selected items such as forms, brackets and braces used in the construction of concrete "tilt-up" buildings and poured-in-place projects, as well as power tools and miscellaneous light construction equipment. The Company's products are used by professional contractors in new construction, maintenance and repair projects.

     The Company believes that it has developed a business model that differs substantially from that of traditional contractor suppliers and large home center retailers. The model is based on offering superior customer service and convenient "one-stop" shopping at its branch locations. Unlike traditional contractor suppliers, who typically fill orders from warehouses not accessible to customers, the Company encourages customers to shop at its branches where they can browse through the warehouse aisles and adjacent outdoor yards. The Company's prototypical store format consists of approximately 15,000 to 20,000 square feet of interior floor space with an adjacent outdoor yard of approximately equal square footage. The Company's focus on merchandising exposes customers to a wide range of product offerings and promotes significant add-on sales. As a result, approximately 50% of the Company's net sales are generated from "walk-in" and "will call" business. Customers can also select items from the Company's in-stock catalogs, distributed to approximately 80,000 professional contractors, listing over 9,000 of the best selling SKUs maintained in stock. Customers can order products by phone, fax, at a sales branch or through the outside sales force. The Company's highly experienced sales force maintains frequent customer contact, providing pro-oriented services on and off the job-site. Through its high in-stock position and sophisticated inventory management systems, the Company is able to fulfill approximately 98% of the items included in each customer order and provide same-day or next-day delivery.

GROWTH STRATEGY

     In order to capitalize on its unique business model and the fragmented professional contractor supply industry, the Company has initiated an aggressive growth strategy consisting of: (i) increasing market share within existing markets; (ii) expanding product offerings; (iii) pursuing acquisitions of leading contractor suppliers in new and existing markets; and (iv) opening new branch locations. The key elements of the Company's growth strategy are as follows:

     Increased Market Share. The Company believes that its position as one of the largest suppliers in its market niche, combined with its reputation for providing superior customer service and a wide range of pro-oriented product offerings, will enable the Company to increase its market share. White Cap's direct sales force utilizes industry databases to continuously prospect for new customers and new projects. The Company also works closely with its suppliers and with licensed architects and engineers to ensure that the specialty product lines it carries are specified on projects. This effort focuses on targeting medium and large-sized professional contractors engaged in construction projects throughout the Western United States. The Company believes its increased geographical presence will allow its geographically diverse customers to consolidate their purchases with White Cap.

     Expanded Product Offerings. The Company believes there are significant opportunities to expand its product offerings by distributing profitable specialty product lines sold by acquired companies but not previously offered at White Cap locations. As an example, the Company expanded the acquired rental business of brackets and braces used in the construction of concrete "tilt-up" buildings, as well as the sale of related products and accessories at certain of the Company's other branches. The Company also expands the product offerings at its newly acquired branches by introducing SKUs which have proven successful at White Cap. As an example the Company has introduced the Simpson Strong-Tie line of structural connectors and fasteners to the acquired concrete related branches. The Company anticipates regularly adding new products to expand its existing offerings as well as adding entirely new product categories.

     Strategic Acquisitions. The Company seeks to acquire leading contractor suppliers in existing and new markets that will provide: geographic diversification, product line expansion, an established customer base of medium and large-sized pro-contractors and a direct sales force. The Company seeks to consolidate the operations of acquired companies and eliminate duplicative overhead expense. White Cap has identified, acquired and integrated several pro-contractor suppliers.

     From January 1997 through March 1998, the Company completed five acquisitions, A-Y Supply, Inc. ("A-Y Supply"), Stop Supply, Inc. ("Stop Supply"), Viking Distributing Company, Inc. ("Viking Distributing"), Burke Concrete Accessories, L.P. ("Burke Concrete") and JEF Supply ("JEF Supply"). Subsequent to March 1998, the Company has completed four additional acquisitions, Sierra Supply, Inc. ("Sierra Supply"), CCS Supply, Inc. ("CCS Supply"), Charles R. Watts Co. ("Watts") and NYCO, Inc. ("NYCO") thereby strengthening its position as a market leader in the markets it serves. The Company believes that there are numerous attractive acquisition opportunities and that the Company's established reputation as an industry leader, access to capital, sophisticated management information systems and operating expertise provide it with competitive advantages in making acquisitions.

     New Branch Openings. The Company continues to evaluate opportunities to open new branch locations where it can service new customers and provide better service to its existing customer base. Pursuant to this strategy, the Company as of March 31, 1998 had opened three branch locations since 1994. These strategic branch openings in Las Vegas, Phoenix and Denver targeted high growth markets where management believed the Company could capture significant market share or further its acquisition strategy by having a competitive presence in the marketplace. The Company is also relocating, expanding and consolidating certain branches to increase capacity in high growth markets.

     In June of 1998, the Company opened a new branch location in Southern California to supplement current store operations. In the fall of 1998 the Company expects to open a facility in Salt Lake City, Utah.

The Salt Lake City branch will introduce the Company to a new state that is experiencing significant growth in the construction industry.

INDUSTRY OVERVIEW

     The Company operates in a highly fragmented, multi-billion dollar industry. The Company believes that traditional suppliers, i.e. small regional contractor suppliers, substantially all which have sales less than $50 million, supply over two-thirds of the professional contractor market.

     The Company believes that the customer base it serves can be classified by customer type into the following three categories:

     Small Professional Contractors. This customer category consists mostly of home-office based contractors with approximately five or fewer employees. Small professional contractors typically conduct home improvement and small commercial projects, such as room additions, patios, tenant improvements, masonry walls and landscaping. Most purchases are made directly by the owner/contractor and approximately 90% of their work is completed without hiring sub-contractors. Purchases by contractors in this category consist of smaller quantities of many of the SKU's stocked by the Company. This "multi-trade" category of customer is made up mostly of professionals doing concrete, masonry, electrical, plumbing and wood framing projects. Most projects are located within one hour driving distance from the contractor's base of operations. Small professional contractors historically have purchased construction supplies from traditional specialty contractor suppliers, mail order catalogs, hardware stores and home centers. A relatively small percentage of White Cap's current net sales are from this customer category.

     Medium-Sized Professional Contractors. This customer category is comprised of contractors with approximately 6 to 50 employees who typically operate within a relatively small geographical area. Medium-sized professional contractors may act as general contractors, but usually act as sub-contractors. The scope of their projects typically includes municipal projects, retail strip centers, concrete "tilt-up" buildings and residential construction. This category of customer depends heavily on customer service, high same-day or next-day order fill rates and same-day or next-day job-site or yard delivery. White Cap's outside sales force, with its product knowledge and mobility, is perceived by these customers to add value. Medium-sized professional contractors historically have been primarily served by traditional specialty contractor suppliers and, to a much lesser extent, by mail order marketers, hardware stores and home centers.

     Large Professional Contractors. This customer category is comprised mostly of companies with over 50 employees that purchase large quantities of specialty construction products. The large professional contractor bids on multiple multi-million dollar projects simultaneously. This customer category completes the major portions of a project acting as a general or major sub-contractor. Large professional contractors can be bonded for hundreds of millions of dollars which qualifies them for projects such as highway bridges, sewage treatment plants, oil refineries, high rise buildings, hotels, rapid transit projects and other major construction projects. The large professional contractor is generally located in multiple states and may have ten or more projects under way at any given time. Large professional contractors often negotiate contract pricing on many of the products they routinely purchase and demand a high level of service. These services include same-day or next-day job-site or yard delivery, a professional outside sales force and special credit terms. These customers have historically been served by traditional contractor suppliers.

     The Company's focus on one-stop shopping and "business-to-business" retailing to medium and large-sized professional contractors distinguishes it from many of the traditional specialty contractor suppliers with whom it competes, as well as from large home centers, whose primary emphasis is on the "do-it-yourself" ("DIY") consumer market and small maintenance and home improvement contractors. Management believes that home centers can achieve only limited market penetration among medium and large-sized professional contractors. The Company believes that home centers do not provide the necessary full range of services required by these customers and lack the sales force to establish the critical relationships necessary to service this category. The Company believes it has a competitive advantage over home centers because it is able to provide the professional contractor a wider range of specialty product lines; high same-day or next-day order fill rates; same-day or next-day delivery; a highly experienced technical sales force to provide service on and off the job-site; and in-house credit facilities tailored for the professional contractor. See "-- Competition."

     There are numerous traditional contractor suppliers (most with significantly lower revenues than the Company) in the United States that, to varying degrees, serve small, medium and large-sized professional contractors in the Company's product offering niche. Most of these contractor suppliers operate in only one or two metropolitan areas or states. The Company believes there are only a limited number of suppliers to medium and large-sized professional contractors nationwide which have annual sales in excess of $100 million, and most of these suppliers tend to offer a significantly narrower focused product line than the Company.

     White Cap's management believes that a period of rapid consolidation is about to commence among traditional contractor suppliers. The Company believes it is well positioned to capitalize on this consolidation trend and has several competitive advantages relative to smaller competitors, including access to capital, a wide range of product offerings and customer services, superior purchasing power, sophisticated management information systems and an experienced management team. The Company continues to evaluate potential acquisitions and negotiates with potential acquisition candidates from time to time. The Company is currently in discussions with several acquisition candidates but, other than a letter of intent to acquire a Washington based Company and a merger agreement to acquire a California based company, has not entered into binding commitments or understandings with any of such candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OPERATIONS

  Sales Force/Customer Service

     The Company's sales force consists of approximately 240 salespersons committed to providing the highest level of customer service. The highly skilled and knowledgeable sales force is of crucial importance to the Company's success as the salespersons' relationships with their customers and their emphasis on customer service are the factors which result in customer loyalty and repeat business. The Company's operating model includes one inside salesperson for approximately every two outside salespeople. Inside salespeople are responsible for telemarketing, processing orders and providing timely follow-up to customers' questions. The Company's inside sales force also has the ability to locate hard-to-find products and process special orders. White Cap's outside sales force generates sales by making office sales calls and/or making direct sales calls to actual job sites. In addition, the outside sales force utilizes sales leads generated from industry databases, trade shows, vendors/suppliers, the inside counter sales force and telemarketing. The Company's highly experienced outside sales force is integral to the Company's efforts to add new customers and generate additional revenue from existing customers. White Cap's outside sales force has an average of 15 years industry experience and an average tenure of over six years with the Company and sells the Company's products on an exclusive basis. The Company's salespersons regularly receive product training both from internal and external sources to ensure they are current on all product developments. As a result the sales force is able to provide product recommendations as well as job-site assistance and instruction. Approximately 80% of the Company's outside sales force is paid on a 100% commission basis. The Company believes that its increased geographic presence will more effectively allow its sales force to serve medium and large-sized professional contractors with projects in multiple regions throughout the Western United States.

  Products

     White Cap offers its customers over 25,000 SKUs through its 29 branch locations. The Company sells a wide selection of brand name specialty products for professional contractors, including: building materials, specialty cementatious products, hand tools, fasteners, structural connectors, power tools, light construction equipment, rebar and bulk and collated gun nails. In addition, the Company sells certain products, including waterproofing products, construction adhesives and collated nails, under its own private label. Such products accounted for approximately 4% of sales for the year ended March 31, 1998 and serve to increase recognition of the White Cap name. In addition, in certain branches the Company provides rental services on selected items such as brackets and braces used in the construction of concrete "tilt-up" buildings, power tools and light construction equipment. The Company's products are used by professional contractors in new construction, maintenance and repair projects.

     The following sets forth the Company's major product groups.

        - Construction Materials

        - Hand Tools

        - Fasteners

        - Structural Connectors

        - Power Tools

        - Waterproofing Materials

        - Light Construction Equipment

        - Cutting Tools

        - Rental Tools, Equipment and Braces

        - Drainage Materials

        - Landscape Lighting

        - Accessories

  Store Design

     All of the Company's branches are well-stocked and staffed by highly trained sales personnel. The Company's prototypical store format consists of approximately 15,000 to 20,000 square feet of interior floor space, plus an adjacent outdoor storage yard of approximately equal square footage. However, the Company adjusts store size to the sales volume of the market served. The majority of the Company's original branches are designed as open warehouses providing the customer complete access to the products in stock both inside the store and in the adjacent outdoor storage yards. The Company believes that the open warehouse design of its branches, where its customers can browse through the aisles, gives the Company a competitive advantage over most traditional contractor suppliers whose branches have small showrooms and sales counters. Therefore, many of the acquired branches are being converted to the open warehouse format.

     Eight acquired branches were converted to the Company's business model during the year ended March 31, 1998. The ongoing conversion process is scheduled to minimize the disruption of day-to-day operations during busy quarters.

  Customers

     White Cap sells to a variety of professional general and specialty building trade contractors in all three of the customer categories described above. The Company's primary customers include general, concrete, framing, waterproofing, landscape, grading, electrical and mechanical contractors. The Company believes that the professional relationships maintained through its outside sales force with its customers are of critical importance. The Company's revenues are divided approximately equally between contractors engaged in residential construction and contractors engaged in commercial or infrastructure construction and maintenance projects.

     As of March 31, 1998, White Cap had over 20,000 customers that have purchased at least one item on open account during the past 12 months, in addition to customers that do not have established credit accounts and pay upon purchase. No one customer generates more than 2% of pro forma net sales. For the fiscal year ended March 31, 1998, the Company's top ten customers in the aggregate generated less than 5% pro forma of sales.

  Marketing

     The Company has implemented innovative retail merchandising techniques not previously utilized in marketing to medium and large-sized professional contractors. White Cap was among the first in its industry to utilize "business-to-business" retail marketing techniques and the "open warehouse" merchandising concept in the Company's sales branches. Because of its merchandising and marketing orientation, including innovative catalogs and monthly mailings, creative radio advertising spots and trade show booths, the Company believes, based on a review of sales information of its acquired businesses and potential acquisition candidates, that it attracts three to four times as many customers to its sales branches than most of its competitors. The typical branch implements retail merchandising techniques such as the strategic placement of product groups, innovative product displays and video monitors showing product demonstration tapes. Frequent in-store promotional events, such as power tool demo days, product seminars and customer appreciation days, are examples of a few of the marketing techniques employed by the Company.

     White Cap, and its recently acquired companies, publish in-stock catalogs, the most recent editions of which list over 9,000 of the best selling SKU's maintained in stock. The 1998 edition of the White Cap in-stock catalog includes SKUs not previously carried by White Cap, many of which were previously carried by the recently acquired companies. The Company's professionally prepared catalog has over 575 pages creatively displaying the broad array of products carried by the Company. The Company's catalogs are distributed in the branches and by the outside sales force to approximately 80,000 professional contractors. In addition, the Company publishes monthly the Contractor Trader which features sale pricing on selected products as well as tips and articles of interest to the industry. The Contractor Trader is distributed to over 100,000 professional contractors and other industry participants. The Company has expanded its distribution of the Contractor Trader to cover all customers of the acquired entities. The Company is implementing electronic data interchange ("EDI") to better serve the ordering and invoicing needs of its customers.

  Job-Site/Yard Delivery

     The Company's customers ordinarily receive next business day delivery via the Company's fleet of delivery trucks. The Company believes this is of crucial importance to professional contractors who rely on the Company's reputation for on-time delivery in order to meet their critical "just-in-time" ordering requirements and strict job production schedules. In addition, the majority of the Company's branch managers and outside sales force are provided with Company vehicles, usually standard pickup trucks which may be used to supplement the Company's fleet of delivery trucks and to provide "rush" or special delivery services. The Company can also access the full product lines of most of its suppliers for drop-shipment to its customers.

  Suppliers

     White Cap enjoys well established relationships with all of its key suppliers and has maintained many of these relationships for over 10 years. The Company is one of the primary distributors for many industry brand names. In some of the markets that the Company serves, it has exclusive or semi-exclusive product distribution agreements, which gives it a competitive advantage on specific product lines. Management believes that outstanding supplier relationships and White Cap's position in the marketplace allow the Company to have one of the lowest inventory costs in the industry. Many of the products carried by the Company are not carried by its competitors, because they cannot provide technical assistance in the field. In addition, many of White Cap's products are specified by architects for particular projects because of the efforts of the Company's professional outside sales force working in conjunction with the manufacturer's architectural and/or engineering sales representatives. Many of its top suppliers differentiate the Company as an "industrial distributor" as opposed to a "DIY" retailer. In some instances this gives the Company access to a manufacturer's "full product line," lower prices and more favorable credit terms.

     The Company purchases from more than 1,700 suppliers, most of which are manufacturers. No one supplier accounts for more than 10% of purchases.

CUSTOMER CREDIT

     Approximately 80% of White Cap's sales are on open account, managed by White Cap's in-house credit department. The Company offers its customers several credit options. Each in-house account is opened and credit terms are set according to the customer's creditworthiness and purchasing profile after review by White Cap's credit department. Each account is put on a real-time monitoring status and assigned an in-house credit manager who communicates directly with the customer on any credit-related issues. In addition, most state lien laws allow the Company to file a preliminary lien notice with the owner of the real property, the lender and the general contractor that the Company has extended credit for materials used in the improvement of real property. A properly filed preliminary notice gives the Company certain legal remedies, including lien rights, which allow it to look beyond its customer for the recovery of a past due job-based receivable.

     Historically, White Cap has experienced a net accounts receivable write-off rate averaging 0.4% of net sales over the period from January 1992 to March 1998. The Company believes its collection performance can be attributed to: (i) a credit department with extensive experience in construction credit; (ii) a real-time customized accounts receivable software package; (iii) thorough screening of all new accounts; and (iv) the ongoing monitoring and reevaluation of existing accounts.

MANAGEMENT INFORMATION SYSTEMS

     The Company has made substantial investments in computer hardware and the development of computer software applications, which it believes allow the Company to achieve cost savings, deliver superior customer service and centrally manage its operations. As part of the integration of the White Cap business model at acquired companies, branches are linked to the Company's central computer system and are converted to the Company's software applications, including point-of-sale, order processing, order fulfillment, inventory management, purchasing and financial reporting. White Cap's software applications are continually being developed and enhanced. The Company's customized software package provides order entry, purchasing, inventory control, accounts receivable, accounts payable, rental management and financial reporting. The software also provides a fully integrated distribution/warehouse management system.

     The Company's inventory management software is designed to minimize the Company's cost of goods sold by forecasting and analyzing sales history for every SKU in its inventory. The system can then calculate order quantities and lead times and determine the lowest cost source of supply. Each and every order is tracked from data entry to will call or delivery. Utilizing its customer support software, the Company's customer service representatives are able to inform customers on a real-time basis of the Company's in-stock position and recommend an array of substitute products for discontinued or out-of-stock items. In addition, the Company's system has the ability to accept and cross-reference the product codes of suppliers and manufacturers, Universal Product Codes (UPC's) and its own proprietary product codes. The Company is implementing an electronic catalog and EDI in order to streamline purchasing, accounts receivable and accounts payable.

EMPLOYEES

     As of March 31, 1998, White Cap had approximately 750 employees, consisting of approximately 110 at its Costa Mesa, California headquarters and 640 at its branch locations. White Cap's sales force consists of 242 inside, outside and counter-personnel sales professionals. The Company considers its relations with its employees to be satisfactory.

                                  RISK FACTORS

RISKS RELATED TO COMPANY'S ACQUISITION STRATEGY

     In furtherance of the Company's growth strategy, the Company acquired four companies during fiscal year ended March 31, 1998 and has completed four acquisitions subsequent to year-end. White Cap is still in the process of completing the integration of these acquisitions into the Company. The Company's historical operating results prior to the acquisitions and pro forma results after giving effect to the acquisitions are not necessarily indicative of the Company's future prospects. There can be no assurance that the completed acquisitions or any future acquisitions will be successfully integrated into the Company and will achieve the operating results that management expects.

     There can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's operations as a result of the Company's recent acquisitions. An important part of the Company's plans is to integrate these acquisitions into the Company's operations and business model. There can be no assurance that the Company will be able to integrate these acquisitions or successfully convert them to the Company's business model in a timely manner, without delays and without substantially higher than budgeted costs resulting from the following issues, among others: data conversion, training, data communications, computer hardware obsolescence, reconfiguration of facilities, building permits and independent third party contractors. Once integrated and converted, these acquisitions may not achieve sales, profitability and asset productivity commensurate with the Company's original stores. In addition, acquisitions involve a number of special risks, including adverse short-term effects on the Company's reported operating results, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities and the amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance.

     The Company currently finances acquisitions, and intends to finance future acquisitions, by using cash from operations, through borrowings under its credit facilities and, in certain cases, through the issuance of additional equity. The Company will need additional debt or equity financing to continue its acquisition strategy. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing will be available on terms the Company deems acceptable. If the Company does not have sufficient cash resources or availability under its Credit Agreement (as defined) or if the Common Stock does not maintain sufficient value or potential acquisition candidates are unwilling to accept equity as part of the consideration for the sale of their businesses, the Company will be unable to continue its acquisition strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Continued growth by the Company in the future could place strains on the Company's management, operational and financial resources. Additionally the continued growth could impact the Company's suppliers' ability to provide product and services. In the future, the Company will need to continue to develop the management skills of its managers and supervisors and to recruit, train, motivate and manage its employees. The Company's failure to manage growth effectively could have a material adverse effect on the Company's results. See "Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

DEPENDENCE ON SYSTEMS

     The Company believes that its computer software programs are an integral part of its business and growth strategies. The Company depends upon its information systems generally to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations and to provide superior service to its customers. While the Company has taken precautions against certain events that could disrupt the operation of its information systems, including implementation of an uninterruptable power source (UPS), a disk drive redundancy feature, third party off site vault data storage and telecommunications rerouting capability, there can be no assurance that such a disruption will not occur. If any such disruption were to occur, it might result in a partial or complete loss of data, customer service disruptions, human resources issues and vendor/supplier disruptions, among other problems, which could have a material adverse effect on the Company's business and results of operation. The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During the year ended March 31, 1998, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. In addition, the Company has contacted its major suppliers and vendors to ensure their awareness of the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the year 2000 on a timely basis, it could have a material adverse effect on the Company's business and results of operations.

COMPETITION

     The industry in which the Company conducts its business is highly competitive. The Company faces competition in all customer categories of the contractor supply industry. In the small and medium-sized professional contractor categories, the Company competes with traditional contractor suppliers, mail order marketers, small hardware stores and large home center chains. Historically, the large professional contractor has been served by traditional specialty construction supply dealers and distributors. Recently, however, some of the large home center chains have explored competing in this category through in-house sales efforts. Certain existing competitors of the Company have, and future competitors of the Company could have, substantially greater resources, including financial resources, than the Company. There can be no assurance that the Company will continue to compete effectively against existing competitors or new competitors that may enter the markets in which it conducts its business. See "Business -- Industry Overview."

SEASONALITY

     At March 31, 1998, all of the Company's operations are located in the Western United States and all but six branches are located in California and, as a result, are affected by local economic conditions, which are beyond the Company's control. Any recession or period of slow growth in California or the Western United States could have a material adverse effect on the Company.

     In addition, the Company's operations are affected by regional wet or dry weather conditions which are beyond the Company's control. A prolonged or wet winter season can and usually does adversely affect the Company's sales and earnings due to construction delays or inactivity. Unusually dry winters can result in regional water supply shortages resulting in government restrictions on the number and or type of building permits issued which could also adversely affect the Company's sales and earnings. While lower sales in any given quarter resulting from the impact of weather conditions may be recaptured to a certain extent in future periods, no assurances can be given that weather related factors will not adversely affect the Company's sales and earnings in any given fiscal year or reporting period.

     The Company's historical revenues and profitability have been lower in the third and fourth quarters of its fiscal year. As the Company's mix of businesses evolves through future acquisitions, those seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

EFFECTIVE VOTING CONTROL BY PRINCIPAL STOCKHOLDERS

     Greg Grosch, the Company's Chairman, Chief Executive Officer and President, KRG Capital Partners, LLC ("KRG Capital"), Apex Investment Fund, III, L.P. ("Apex"), Bayview Investors, Ltd. ("Bayview"),

Argentum Capital Partners, L.P. ("Argentum") and their respective affiliates and certain other of the Company's directors and members of management, consisting of Richard Gagnon, Dan Tsujioka and Chris Lane (who together own less than 5% of combined voting power of the Company's outstanding voting Common Stock) beneficially own, if taken together, approximately 50% of the combined voting power of the Company's outstanding voting Common Stock (not including unvested options held by certain employees). If the foregoing stockholders were to vote all of their shares of Common Stock in a similar manner, they would effectively have sufficient voting power to elect the entire Board of Directors of the Company and, in general, to determine (without the consent of the Company's other stockholders) the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets, and to prevent or cause a change in control of the Company. Greg Grosch, KRG Capital and certain of its affiliates are parties to a stockholders agreement relating to the voting of the Company's Common Stock.

DEPENDENCE OF KEY PERSONNEL AND SKILLED EMPLOYEES

     The Company's continued success depends to a large extent upon the efforts and ability of key managerial and sales employees, including Greg Grosch, its Chairman, President and Chief Executive Officer. The loss of services of certain of these key personnel could have a material adverse effect on the Company's results of operations. The Company maintains a key-man life insurance policy on Mr. Grosch, of which of which the Company is the beneficiary. The Company's business also depends upon its ability to continue to attract and retain senior managers, an outside sales force and skilled employees, and failure to do so could adversely affect the Company's results of operations. The Company may also be adversely impacted by its customers ability to attract and retain skilled employees primarily in markets with declining unemployment and increased construction activity.

ANTI-TAKEOVER CONSIDERATIONS

     The Company's Certificate of Incorporation and Bylaws and the Delaware General Corporation Law (the "DGCL") contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In addition, the Board of Directors will have the authority, without further action by the stockholders, to fix the rights and preferences and issue shares of preferred stock. These provisions, and other provisions of the Company's Certification of Incorporation, may have the effect of deterring hostile takeovers or delaying or preventing changes of control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

EXECUTIVE OFFICERS OF THE REGISTRANT

     GREG GROSCH, age 51, is Chairman, Chief Executive Officer and President of the Company and has nearly 25 years experience in retailing. In 1976, Mr. Grosch formed White Cap Industries, Inc. and since then has directed and been directly involved in all aspects of the business and implementation of the Company's growth strategy. Prior to joining the Company, Mr. Grosch held sales and marketing positions with a major regional grocery chain and a national oil company. Mr. Grosch holds a Bachelor's Degree in marketing from California State University -- Northridge.

     DAN TSUJIOKA, age 48, joined the Company in November 1996 as Executive Vice President and was elected Director in February 1997. In July 1997, Mr. Tsujioka was appointed Executive Vice President -- Merchandising, with responsibility for Company-wide merchandising. Mr. Tsujioka was a member of the original founding group and the first general manager of Home Depot, Inc., where he started the first prototype warehouse for Home Improvement Supplies (the predecessor to Home Depot). Mr. Tsujioka was with Home Depot and its predecessors from 1980 to 1989. From 1994 to 1995, Mr. Tsujioka served as Vice President of Special Projects for Home Depot training store managers and district managers in a "back to basics" training program. From 1995 to 1996, Mr. Tsujioka was Vice President of Merchandising for Home Depot. From 1989 to 1993, Mr. Tsujioka was retired.

     RICHARD GAGNON, age 44, joined the Company in 1979. Since 1985, he has been Senior Vice President and National Sales Manager of the Company overseeing the Company's sales force. Mr. Gagnon directs all aspects of the Company's direct sales efforts. Mr. Gagnon has over twenty years experience in the contractor supplier industry and also holds a California contractor's license.

     CHRIS J. LANE, age 37, was appointed Chief Financial Officer of the Company in April 1997 and had been a consultant to the Company since 1995. Mr. Lane was elected as a Director of the Company in February 1997. From 1992 to 1997, Mr. Lane performed merger and acquisition and litigation support services as a partner with the Orange County, California accounting firm of Kieckhafer, Lane & Schiffer LLP. From 1986 to 1992, Mr. Lane was with Arthur Andersen LLP. He was an Audit Manager when he left the firm in 1992. In June 1997, Mr. Lane also entered into an agreement with KRG Capital agreeing to act as a Director of KRG Capital. Mr. Lane holds a Bachelor's Degree in Economics and an MBA in Management from the University of California, Irvine.

     JACK KARG, age 48, joined the Company in 1995 as Chief Operations Officer. From 1979 to 1995, Mr. Karg was employed at Audiovox Corporation, where he progressed from Credit Manager handling thirteen western states to Assistant Vice President of West Coast Operations to Vice President of Western Operations in 1988. As Vice President of Western Operations, Mr. Karg was responsible for all aspects of operations of Audiovox's automotive and cellular businesses.

     BRIAN ETTER, age 32, joined the Company in July 1997 as Vice President and Treasurer. From 1992 to 1997, Mr. Etter was employed with Apria Healthcare Group ("Apria"), where he progressed from Finance Manager to Director of Operational Finance in 1994. As Director of Operational Finance, Mr. Etter was responsible for the financial management and analysis of over 350 branches and five divisions. At Apria, Mr. Etter actively participated in the planning and integration of over 35 acquisitions and in the merger of the two largest competitors in the home healthcare industry. From 1989 to 1992, Mr. Etter was with Arthur Andersen LLP. He was an Audit Senior in the Enterprise Group when he left the firm in 1992. Mr. Etter holds a B.A. degree in Accounting from Chapman University.

     MICHAEL MONROE, age 48, joined the Company in June 1997 as Regional Vice President Sales. From 1982 to June 1997 he was the President and an owner of Viking Distributing. From 1977 to 1982, Mr. Monroe was an Outside Sales Representative for Viking Distributing Supply Company.

     ALBERT MALATESTA, age 57, joined the Company in June 1997 as Regional Vice President Branch Operations. From 1982 to June 1997, he was the Vice President, Operations Manager, and an owner of Viking Distributing. Previously, Mr. Malatesta spent twenty-six years at R&H Wholesale Hardware where he progressed to General Manager.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and main distribution facility are located in approximately 38,000 square feet of leased space (plus an adjacent yard area of approximately 70,000 square feet) at 3120 Airway Avenue, Costa Mesa, California. This facility is strategically located close to key major freeways and is situated adjacent to Orange County's John Wayne Airport. White Cap's credit and inventory control departments are operated from a separate leased office facility in Santa Ana, California.

     Less than 40% of the SKU's stocked by the Company in its branches are warehoused at its distribution facility in Costa Mesa, California. The Company is implementing a program to increase drop-shipments by its suppliers directly to branches and as a result expects the percentage of goods warehoused in the distribution facility to continue to decline. The Company's fleet of transfer trucks make scheduled deliveries from its distribution facilities to its California branches. In addition, common carriers are used to resupply the Company's Northern California and out-of-state branches.

     The Company maintains 29 branch locations in six states, all of which are leased. The leases for these 29 branches expire at various periods between 1998 and 2007. The Company also owns a 7,500 square foot warehouse facility adjacent to its Las Vegas branch. The Company believes that its facilities are adequate (except where they are currently being relocated to larger facilities or expanded) for its current needs and that suitable additional space will be available as needed to facilitate the Company's growth strategy. The following table indicates the number of the Company's operating facilities by state, as of March 31, 1998.

                                                     NUMBER OF BRANCHES
                       STATE                              IN STATE
                       -----                         ------------------
Arizona............................................           1
California.........................................          23
Colorado...........................................           1
Nevada.............................................           1
Oregon.............................................           2
Washington.........................................           1
                                                             --
          Total....................................          29
                                                             ==

ITEM 3. LEGAL PROCEEDINGS

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of White Cap is traded on the national over-the-counter market and quoted on the NASDAQ National Market System under the symbol "WHCP".

     The following table sets forth the high and low sale prices per share for the Common Stock as quoted on the NASDAQ National Market System for the periods indicated:

                                                      HIGH       LOW
                                                     -------   -------
Fiscal Year Ended March 31, 1998:
  Third Quarter....................................  $24.125   $16.250
  Fourth Quarter...................................  $23.000   $14.750

     [The prices (rounded to the nearest 1/8 where applicable) represent quotations between dealers without adjustment for mark-up, markdown or commission, and may not necessarily represent actual transactions.]

     The approximate number of holders of record of Common Stock of White Cap as of May 31, 1998 was 185.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following statement of operations data and balance sheet data has been derived from the Company's audited consolidated financial statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" appearing elsewhere in this report.

                                                                         THREE
                                      YEARS ENDED DECEMBER 31,       MONTHS ENDED     YEARS ENDED MARCH 31,
                                    -----------------------------      MARCH 31,      ----------------------
                                     1993       1994       1995          1996           1997         1998
                                    -------    -------    -------    -------------    ---------    ---------
                                        (IN THOUSANDS, EXCEPT OPERATING DATA AND PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA(A):
  Net sales.......................  $49,438    $69,508    $77,840       $19,511       $101,770     $186,727
  Cost of sales...................   34,373     49,420     53,961        13,627         69,740      126,760
                                    -------    -------    -------       -------       --------     --------
  Gross profit....................   15,065     20,088     23,879         5,884         32,030       59,967
  Selling, general and
    administrative expenses.......   14,342     17,918     20,517         5,670         27,375       49,262
  Non-recurring charge............       --         --         --            --             --        1,426
                                    -------    -------    -------       -------       --------     --------
  Income from operations..........      723      2,170      3,362           214          4,655        9,279
  Interest expense, net...........      487        822      1,385           442          2,273        4,507
                                    -------    -------    -------       -------       --------     --------
  Income (loss) before income tax
    and extraordinary charges.....      236      1,348      1,977          (228)         2,382        4,772
  Income tax provision (benefit)
    (b)...........................       10         30         40            --           (414)       1,938
                                    -------    -------    -------       -------       --------     --------
  Net income (loss) before
    extraordinary charges.........      226      1,318      1,937          (228)         2,796        2,834
  Extraordinary item net of tax
    benefit.......................       --         --         --            --             --        5,999
                                    -------    -------    -------       -------       --------     --------
  Net income (loss) after
    extraordinary item............  $   226    $ 1,318    $ 1,937       $  (228)      $  2,796     $ (3,165)
                                    =======    =======    =======       =======       ========     ========
Basic income (loss) per share.....  $  0.22    $  1.26    $  1.86       $ (0.22)      $   2.63     $  (0.68)
Diluted income (loss) per share...  $  0.22    $  1.26    $  1.86       $ (0.22)      $   1.88     $  (0.39)
Basic weighted average shares
  outstanding.....................    1,044      1,044      1,044         1,044          1,044        5,170
Diluted weighted average shares
  outstanding.....................    1,044      1,044      1,044         1,044          1,458        8,949
SELECTED OPERATING DATA
  (UNAUDITED):
  Branch locations................        9         10         12            12             17           29
  Percentage change in comparable
    store sales (c)...............      9.8%      35.6%       6.1%          9.9%          15.3%        18.2%
BALANCE SHEET DATA:
  Working capital.................                                      $14,566       $ 17,410     $ 34,626
         Total assets.............                                       35,287         62,292      118,280
  Long-term debt, net.............                                       18,095         38,888       17,080
         Total stockholders'
           equity (deficit).......                                        3,945         (3,030)      66,054

---------------
(a) The Company changed its fiscal year end to March 31, effective March 31, 1996.

(b) Reflects S Corporation status until February 28, 1997, when the Company converted to C Corporation status and recorded a tax benefit of approximately $500 to establish net deferred tax assets.

(c) Reflects branches that have been owned and operated by the Company for the full years of both of the respective measurement periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

GENERAL

     The Company's revenues are generated by providing a wide variety of specialty tools and construction materials to professional contractors. The Company is executing an aggressive acquisition strategy, acquiring companies in related lines of business. These acquisitions may change the Company's products, product mix and operating margins. While the Company's management strategy, operating efficiencies and economies of scale may present opportunities to reduce costs, such benefits may initially be partially or completely offset by the cost of integration such as transitional, management and administrative costs. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on the Company's reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets. These various costs and possible cost savings may make historical operating results not indicative of future performance. In connection with the Company's rapid expansion, the Company expects to focus significant attention and resources on technological investments, branch reformatting and training that are expected to increase productivity.

     The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been lower in the third and fourth quarters of its fiscal year. As the Company's mix of businesses evolves through future acquisitions, those seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, weather and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

     This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

                 TWELVE MONTHS ENDED MARCH 31, 1998 COMPARED TO
                       TWELVE MONTHS ENDED MARCH 31, 1997

     Net Sales. Net sales for the fiscal year ended March 31, 1998 increased $84.9 million, or 83.4%, to $186.7 million compared to $101.8 million for the fiscal year ended March 31, 1997. The growth in net sales for the fiscal year ended March 31, 1998 was the result of a 18.2% increase in same store sales, the expansion of product lines and the acquisitions of A-Y Supply, Stop Supply, Viking Distributing, Burke Concrete Accessories, and JEF Supply.

     Gross Profit. Gross profit for the fiscal year ended March 31, 1998 increased $28.0 million, or 87.5%, to $60.0 million compared to $32.0 million for the fiscal year ended March 31, 1997. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross margin was 32.1% for the fiscal year ended March 31, 1998 compared to 31.4% for the fiscal year ended March 31, 1997. This margin improvement is primarily due to increases in higher margin rental business and improved purchasing and rebate programs negotiated with vendors.

     Selling, General and Administrative Expense ("SG&A"). SG&A for the fiscal year ended March 31, 1998 increased $21.9 million, or 79.9%, to $49.3 million compared to $27.4 million for the fiscal year ended March 31, 1997. Net of the effect of goodwill and covenant not to compete charges, SG&A increased 77.3%. As a percent of sales, SG&A decreased to 26.4% for the fiscal year ended March 31, 1998 versus 26.9% for the fiscal year ended March 31, 1997.

     Selling expenses increased $16.0 million, or 89.9%, to $33.8 million in the fiscal year ended March 31, 1998 from $17.8 million for the fiscal year ended March 31, 1997. The increase was due to increased advertising and commissions to the outside sales force to support the sales growth, increased costs of customer service, principally the addition of branch personnel and training costs related to branch computer system conversions. Selling expenses as a percent of net sales for the fiscal year ended March 31, 1998 was 18.1%, as compared to 17.5% for the fiscal year ended March 31, 1997.

     General and administrative expenses increased $5.9 million, or 61.5%, to $15.5 million for the fiscal year ended March 31, 1998 from $9.6 million for the fiscal year ended March 31, 1997. Net of the effect of goodwill and covenant not to compete charges, general and administrative expenses increased 53.6%. General and administrative expenses as a percentage of net sales for the fiscal year ended March 31, 1998 was 8.3%, as compared to 9.4% for the fiscal year ended March 31, 1997. The decrease in general and administrative expenses as a percentage of sales is primarily due to the increase in sales and the elimination of duplicative overhead costs from acquired businesses offset by integration, due diligence and other costs associated with the acquisitions.

     Non-Recurring Charges. The Company recorded $1.4 million of non-recurring charges during the fiscal year ended March 31, 1998. These charges included a $1.0 million one-time guaranteed bonus and approximately $0.4 million of severance and contract termination payments.

     Income from Operations. Exclusive of the above non-recurring charges, income from operations for the fiscal year ended March 31, 1998 increased $6.0 million, or 127.7%, to $10.7 million compared to $4.7 million for the fiscal year ended March 31, 1997. The operating margin, derived by dividing operating income by net sales, was 5.7% for the fiscal year ended March 31, 1998 compared to 4.6% for the fiscal year ended March 31, 1997. The increase in operating margin for the fiscal year ended March 31, 1998 compared to the fiscal year ended March 31, 1997 was primarily the result of the reduction in SG&A as a percentage of sales and the increase in gross profit margins.

     Interest Expense, net. Interest expense, net of interest income, increased $2.2 million, or 95.7%, to $4.5 million in the fiscal year ended March 31, 1998 from $2.3 million for the fiscal year ended March 31, 1997. This increase was primarily due to the debt associated with the recently acquired businesses.

     Extraordinary Item. In connection with the initial public offering, the Company paid off most of its outstanding debt. The payoff of debt resulted in prepayment penalties of approximately $7.9 million, the write-off of deferred loan fees of approximately $1.6 million and the incurrence of imputed interest charges of approximately $0.3 million, net of a tax benefit of approximately $3.8 million.

     Net Income (Loss). Net income decreased $6.0 million, to a net loss of $3.2 million for the fiscal year ended March 31, 1998 compared to net income of $2.8 million for the fiscal year ended March 31, 1997. The decrease in net income was primarily due to net one-time charges of $6.0 million associated with the Company's prepayment of debt, including a tax benefit of approximately $3.8 million. In February of 1997, the Company converted from an S Corporation to a C Corporation for both federal and state purposes. At March 31, 1998, the Company had approximately $3.0 million in net operating loss carryforwards available to offset future taxable income.

                  FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO
                        THE YEAR ENDED DECEMBER 31, 1995

     Net Sales. Net sales increased $23.9 million, or 30.7%, to $101.8 million in the fiscal year ended March 31, 1997 from $77.8 million in the year ended December 31, 1995. The growth in net sales for 1997 was the result of the acquisition of A-Y Supply in January 1997, an approximately 15% increase in same store sales for the year, expansion of product lines, and sales growth at the new branch stores opened in 1995.

     Gross Profit. Gross profit increased $8.2 million, or 34.1%, to $32.0 million in the fiscal year ended March 31, 1997 from $23.9 million in the year ended December 31, 1995. The increase in gross profit was a result of the net sales increase combined with an increase in gross profit margin as a percentage of net sales. The gross profit margin as a percentage of net sales for the fiscal year ended March 31, 1997 was 31.5%, compared to 30.7% in the year ended December 31, 1995. The increase in gross profit margin as a percentage of net sales was a result of White Cap's improved purchasing of products throughout the fiscal year ended March 31, 1997. This improvement was offset by lower margins at A-Y Supply during the fourth quarter due to the aggressive promotion of certain products in order to initiate relationships with new customers in Northern California.

     Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased $6.9 million, or 33.4%, to $27.4 million in the fiscal year ended March 31, 1997 from $20.5 million in the year ended December 31, 1995. Net of the effect of goodwill and covenant not to compete charges, SG&A increased 33.2%.

     Selling expenses increased $4.3 million, or 31.9%, to $17.8 million in the fiscal year ended March 31, 1997 from $13.5 million in the year ended December 31, 1995. The increase in selling expenses was due to increased advertising, increased commissions to the outside sales force due to the sales growth and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percentage of net sales for the fiscal year ended March 31, 1997 increased to 17.5%, as compared to 17.3% in the year ended December 31, 1995, as a result of the greater percentage growth than in net sales.

     General and administrative expenses increased $2.6 million, or 37.1%, to $9.6 million in the fiscal year ended March 31, 1997 from $7.0 million in the year ended December 31, 1995. Net of the effect of goodwill and covenant not to compete charges, general and administrative expenses increased 35.7%. General and administrative expenses as a percentage of net sales for the year ended March 31, 1997 increased to 9.4%, as compared to 9.0% in the year ended December 31, 1995. The increase in general and administrative expense was primarily due to increased distribution costs to process the increased sales volume and a planned increase in corporate functions to position the Company for future growth.

     Income from Operations. Income from operations increased $1.3 million, or 38.5%, to $4.7 million in the fiscal year ended March 31, 1997 from $3.4 million in the year ended December 31, 1995. Income from operations as a percentage of net sales was 4.6%, as compared to 4.3% for the year ended December 31, 1995. This increase reflects the cumulative effects of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

     Interest Expense, Net. Interest expense, net of interest income, increased $0.9 million, or 64.1%, to $2.3 million in the fiscal year ended March 31, 1997 from $1.4 million in the year ended December 31, 1995. Interest expense as a percentage of net sales increased to 2.2% from 1.8% in the year ended December 31, 1995. This increase was due to increased levels of debt to support the Company's growth and the new debt associated with the acquisition of A-Y Supply, combined with the higher interest rate associated with the debt utilized to acquire A-Y Supply.

     Net Income. Net income increased $0.9 million, or 44.3%, to $2.8 million in the fiscal year ended March 31, 1997 from $1.9 million in the year ended December 31, 1995. Net income as a percentage of net sales was 2.7%, as compared to 2.5% for the year ended December 31, 1995. This increase reflects the cumulative effects of the increase in gross profit and the increase in the benefit for income taxes, offset by the increase in operating expenses and the increase in net interest expense.

                 THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
                     THE THREE MONTHS ENDED MARCH 31, 1995

     Net Sales. Net sales increased $3.7 million, or 23.2%, to $19.5 million for the three month period ended March 31, 1996 from $15.8 million for the three month period ended March 31, 1995. The growth in net sales for the 1996 period was the result of a 9.9% increase in same store sales during the quarter ended March 31, 1996, the expansion of product lines and sales growth at the new branch stores opened in 1994 and 1995.

     Gross Profit. Gross profit increased $1.3 million, or 28.1%, to $5.9 million for the three month period ended March 31, 1996 from $4.6 million for the three month period ended March 31, 1995. The increase in gross profit was a result of the increased net sales combined with an increase in gross profit margin. The gross profit margin for the three months ended March 31, 1996 was 30.2%, compared to 29.0% in the three months ended March 31, 1995. The increase in gross profit margin was a result of White Cap's improved purchasing of products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 33.1%, to $5.7 million in the quarter ended March 31, 1996 from $4.3 million in the quarter ended March 31, 1995. Selling expenses increased $0.7 million, or 24.1%, to $3.6 million for the three month period ended March 31, 1996 from $2.9 million for the three month period ended March 31, 1995. The increase in selling expenses was due to increased advertising, increased commissions to the outside sales force due to the sales growth and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the three month period ended March 31, 1996 was 18.5%, as compared to 18.4% for the three month period ended March 31, 1995.

     General and administrative expenses increased $0.7 million, or 50.0%, to $2.0 million for the three month period ended March 31, 1996 from $1.4 million for the three month period ended March 31, 1995. General and administrative expenses as a percentage of net sales for the three months ended March 31, 1996 increased to 10.6%, as compared to 8.9% for the three months ended March 31, 1995. The increase in general and administrative expense was primarily due to increased distribution costs to process the increased sales volume and a planned increase in corporate functions to position the Company for future growth.

     Income from Operations. Income from operations was nominal for the three month periods ended March 31, 1996 and March 31, 1995. Income from operations as a percentage of net sales was 1.1%, as compared to 2.1% for the three months ended March 31, 1995. This decrease reflects the cumulative effects of the increase in gross profit offset by the increase in selling, general and administrative expenses.

     Interest Expense, Net. Interest expense, net of interest income, increased $0.2 million, or 61.3%, to $0.4 million for the three month period ended March 31, 1996 from $0.3 million for the three month period ended March 31, 1995. Interest expense as a percentage of net sales increased to 2.3% from 1.7% in the three month period ended March 31, 1995. This increase was due to increased levels of debt to support the Company's growth.

     Net Loss. Net loss increased to $0.2 million, as compared to net income of $0.1 million for the three month period ended March 31, 1995. The decrease in net income was primarily related to increased general and administrative expenses and increased interest expense.

QUARTERLY RESULTS OF OPERATIONS; SEASONALITY

     The following table sets forth certain unaudited quarterly consolidated financial data for each of the eight consecutive quarters beginning April 1, 1996. This information was derived from unaudited consolidated financial statements that include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. In the contractor supply industry, seasonality generally affects quarterly sales performance. Historically, the Company's quarterly sales in the fourth fiscal quarter (January through March) are lowest and quarterly sales in the second fiscal quarter (July through September) are highest. This variance is primarily due to uncontrolla-ble weather conditions and a somewhat predictable annual construction cycle. White Cap manages the impact of seasonality trends by focusing on such critical issues as staffing requirements and trends in inventory turns.

                                                                   THREE MONTHS ENDED
                                  ------------------------------------------------------------------------------------
                                  JUN 30     SEP 30     DEC 31     MAR 31     JUN 30     SEP 30     DEC 31     MAR 31
                                   1996       1996       1996      1997(A)    1997(B)     1997      1997(C)    1998(D)
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                                                     (IN THOUSANDS)
Net Sales.......................  $23,509    $24,999    $22,383    $30,880    $37,311    $48,695    $50,303    $50,418
Gross Profit....................    7,517      8,044      6,987      9,482     11,463     15,536     16,624     16,344
Income from operations..........    1,282      1,592        498      1,283      2,040      3,806      1,773      1,659
Net income (loss)...............      849      1,206        215        525        403      1,152     (5,462)       741

---------------
(a) Includes the results of operations for A-Y Supply, which was acquired effective January 1, 1997.

(b) Includes the results of operations for Stop Supply and Viking Distributing, which were acquired effective May 1, 1997 and June 25, 1997, respectively.

(c) Includes the result of operations for Burke Concrete, which was acquired effective November 1, 1997.

(d) Includes the result of operations for JEF Supply, which was acquired effective February 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash of $1.7 million and working capital of $34.6 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at March 31, 1998 was approximately $83.1 million.

     The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth, acquisitions, facilities and product line expansions and (ii) prior to the initial public offering, distributions to its existing shareholders, primarily to satisfy their tax liabilities resulting from the S Corporation status of the Company. The Company's primary sources of financing have been cash from operations, bank borrowings under the Company's revolving and term credit facility (the "Credit Facility"), senior and subordinated debt, the sale of preferred equity, and a portion of the proceeds from the initial public offering.

     The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of fiscal 1999. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and common stock. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter to fund the Company's acquisition program.

     The Company expects to incur capital expenditures of approximately $4.5 million over the next fiscal year primarily for computer equipment, branch related equipment and the expansion of acquired facilities to the Company's business model.

     For the fiscal year ended March 31, 1998, the Company generated approximately $0.3 million of net cash from continuing operating activities. In connection with the initial public offering, the Company incurred approximately $11.2 million of non-recurring and extraordinary charges which resulted in a reported net cash used in operating activities of $5.5 million. Net cash used in investing activities was $36.4 million, including $33.2 million used for acquisitions and $3.6 million used for additions to property and equipment. Financing activities provided net cash of $43.0 million, including $71.4 million from the net proceeds from the initial public offering.

     On October 27, 1997 the Company completed its initial public offering of
4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, Convertible Preferred Stock, Redeemable Preferred Stock and related accrued dividends.

     On October 29, 1997 the Company entered into a new Credit Agreement with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate, or alternatively at bankers' acceptance rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Agreement contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Agreement also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio. At March 31, 1998, the Company had approximately $85 million available under the aforementioned facilities.

     Subsequent to the fiscal year ended March 31, 1998, the Company completed four acquisitions. Effective April 1, 1998, the Company acquired 100% of the stock of Sierra Supply, Inc. and CCS Supply, Inc. Effective May 1, 1998, the Company acquired 100% of the stock of NYCO, Inc. and Charles R. Watts Co. The cash portion of the acquisitions was funded from the Company's delayed draw term loan facility in the amount of approximately $26.6 million net of cash acquired. Additionally, the Company issued approximately 136,000 shares of common stock related to the above acquisitions.

     The Company has entered into a letter of intent to acquire the stock of a two-branch contractor supplier, with fiscal revenues of approximately $12 million, which specializes in a full line of concrete construction, renovation, maintenance, excavation and grading. The completion of the proposed acquisition is contingent upon satisfactory completion of due diligence and satisfaction of customary closing conditions.

     On June 19, 1998, the Company announced that is has entered into a merger agreement to acquire a 12 branch contractor supplier with fiscal revenues of approximately $24 million, which specializes in a full line of specialty tools and equipment. The completion of the proposed acquisition is contingent upon satisfactory completion of due diligence and satisfaction of customary closing conditions.

YEAR 2000

     The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During the year ended March 31, 1998, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. In addition, the Company has contacted its major suppliers and vendors to ensure their awareness of the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the year 2000 on a timely basis, it could have a material adverse effect on the Company's business and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective for fiscal years beginning after December 15, 1997. This statement, which must be adopted by the Company for the fiscal year ended March 31, 1999, establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to owners. Differences may exist between the Company's net income or loss and comprehensive net income or loss.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), effective for fiscal years beginning after December 15, 1997. This statement, which must be adopted by the Company for the fiscal year ended March 31, 1999, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use ("SOP" No. 98-1"). SOP No. 98-1 is effective for companies beginning on January 1, 1999. SOP No. 98-1 will require the capitalization of certain costs and the expensing of certain costs incurred after the date of adoption in connection with developing or obtaining software. Management does not believe the adoption of this statement will have a material effect on the Company's future earnings and financial position.

     In April 1998, AICPA issued Statement of Position 98-5, Reporting on The Costs of Start-Up Activities ("SOP" No. 98-5"). SOP No. 98-5 is effective for fiscal years ended after December 15, 1998. SOP 98-5 will require costs of start-up activities and organization costs to be expensed as incurred. The Company currently expenses such costs.

IMPACT OF INFLATION AND CHANGING PRICES

     Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

FORWARD-LOOKING STATEMENTS -- UNDER THE PRIVATE SECURITIES LITIGATION ACT OF
1995

     Certain statements in this annual report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and management's ability to continue to integrate acquisitions, dependence on systems, environmental matters and other specific factors discussed in "Item 1 Business -- Risk Factors" section of this report, and in the Company's Prospectus, dated October 22, 1997, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           WHITE CAP INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED MARCH 31, 1998, MARCH 31, 1997,
       THREE MONTHS ENDED MARCH 31, 1996 AND YEAR ENDED DECEMBER 31, 1995

                                                              PAGE NUMBER
                                                              -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................      22
CONSOLIDATED BALANCE SHEETS.................................      23
CONSOLIDATED STATEMENTS OF OPERATIONS.......................      24
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)................      25
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................      26
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................      27
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................      40
SCHEDULE II.................................................      41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To White Cap Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of WHITE CAP INDUSTRIES, INC. (a Delaware corporation) and subsidiary as of March 31, 1997 and 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1995, the three months ended March 31, 1996, and for the years ended March 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Cap Industries, Inc. and subsidiary as of March 31, 1997 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1995, the three months ended March 31, 1996, and for the years ended March 31, 1997 and 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
May 19, 1998

                           WHITE CAP INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                   MARCH 31,
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   214    $  1,720
  Accounts receivable, net of allowance for doubtful
     accounts of $525 and $1,097, respectively..............   19,175      30,631
  Inventories...............................................   20,426      33,729
  Prepaid expenses and other................................      441         390
  Deferred income taxes.....................................      738       3,122
                                                              -------    --------
                                                               40,994      69,592
                                                              -------    --------
PROPERTY AND EQUIPMENT, net.................................    7,461       9,260
RENTAL EQUIPMENT, net.......................................      500       4,546
INTANGIBLE ASSETS, net......................................   13,205      34,667
OTHER ASSETS................................................      132         215
                                                              -------    --------
                                                              $62,292    $118,280
                                                              =======    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $ 3,156    $    526
  Accounts payable..........................................   17,162      27,783
  Accrued liabilities.......................................    3,266       6,657
                                                              -------    --------
                                                               23,584      34,966
                                                              -------    --------
LONG-TERM DEBT, net of current portion......................   38,888      17,080
                                                              -------    --------
DEFERRED INCOME TAXES.......................................      200         180
                                                              -------    --------
SENIOR REDEEMABLE PREFERRED STOCK
     Designated -- 680,000 shares; issued and outstanding --
     675,969 and none, respectively.........................    2,650          --
                                                              -------    --------
COMMITMENTS AND CONTINGENCIES
  (Notes 11, 12, and 13)
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A Convertible Preferred Stock, $.01 par value:
     Designated -- 2,700,000 shares; issued and
      outstanding --
     2,180,479 and none, respectively.......................    2,250          --
  Series B Convertible Preferred Stock, $.10 par value:
     Designated -- 1,000,000 shares; issued and
      outstanding --
       none and 60,000, respectively........................       --           6
  Common Stock, $.01 par value:
     Authorized -- 20,000,000 shares; issued and
      outstanding --
     1,044,000 and 10,383,341, respectively.................        6         100
  Additional paid-in capital................................       --      74,763
  Accumulated deficit.......................................   (5,286)     (8,815)
                                                              -------    --------
                                                               (3,030)     66,054
                                                              -------    --------
                                                              $62,292    $118,280
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                THREE MONTHS        YEARS ENDED
                                                  YEAR ENDED       ENDED       ---------------------
                                                 DECEMBER 31,    MARCH 31,     MARCH 31,   MARCH 31,
                                                     1995           1996         1997        1998
                                                 ------------   ------------   ---------   ---------
NET SALES......................................    $77,840        $19,511      $101,770    $186,727
COST OF GOODS SOLD.............................     53,961         13,627        69,740     126,760
                                                   -------        -------      --------    --------
  Gross Profit.................................     23,879          5,884        32,030      59,967
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE.......................     20,517          5,670        27,375      49,262
NON-RECURRING CHARGE...........................         --             --            --       1,426
                                                   -------        -------      --------    --------
  Income from operations.......................      3,362            214         4,655       9,279
INTEREST EXPENSE, NET..........................      1,385            442         2,273       4,507
                                                   -------        -------      --------    --------
  Income (loss) before income taxes and
     extraordinary item........................      1,977           (228)        2,382       4,772
PROVISION (BENEFIT) FOR
  INCOME TAXES.................................         40             --          (414)      1,938
                                                   -------        -------      --------    --------
  Net income (loss) before extraordinary
     item......................................      1,937           (228)        2,796       2,834
EXTRAORDINARY ITEM NET OF TAX
  BENEFIT OF $3,769............................         --             --            --       5,999
                                                   -------        -------      --------    --------
  Net income (loss)............................    $ 1,937        $  (228)     $  2,796    $ (3,165)
                                                   =======        =======      ========    ========
Basic income (loss) per share:
  Income (loss) before extraordinary charges...    $  1.86        $ (0.22)     $   2.63    $   0.48
  Extraordinary charges........................         --             --            --       (1.16)
                                                   -------        -------      --------    --------
  Income (loss) per share......................    $  1.86        $ (0.22)     $   2.63    $  (0.68)
                                                   =======        =======      ========    ========
  Basic weighted average shares outstanding....      1,044          1,044         1,044       5,170
                                                   =======        =======      ========    ========
Diluted income (loss) per share:
  Income (loss) before extraordinary charges...    $  1.86        $ (0.22)     $   1.88    $   0.28
  Extraordinary charges........................         --             --            --       (0.67)
                                                   -------        -------      --------    --------
  Income (loss) per share......................    $  1.86        $ (0.22)     $   1.88    $  (0.39)
                                                   =======        =======      ========    ========
  Diluted weighted average shares
     outstanding...............................      1,044          1,044         1,458       8,949
                                                   =======        =======      ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                        SERIES A AND B
                                                         CONVERTIBLE                                       RETAINED
                                                       PREFERRED STOCK     COMMON STOCK     ADDITIONAL     EARNINGS
                                                       ----------------   ---------------    PAID-IN     (ACCUMULATED
                                                       SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL       DEFICIT)      TOTAL
                                                       ------   -------   ------   ------   ----------   ------------   -------
BALANCE, December 31, 1994...........................      --   $    --        7    $ --     $     4       $ 3,635      $ 3,639
  Stockholder distributions..........................      --        --       --      --          --        (1,048)      (1,048)
  Net income.........................................      --        --       --      --          --         1,937        1,937
                                                       ------   -------   ------    ----     -------       -------      -------
BALANCE, December 31, 1995...........................      --        --        7      --           4         4,524        4,528
  Stockholder distributions..........................      --        --       --      --          --          (355)        (355)
  Net loss...........................................      --        --       --      --          --          (228)        (228)
                                                       ------   -------   ------    ----     -------       -------      -------
BALANCE, March 31, 1996..............................      --        --        7      --           4         3,941        3,945
  Recapitalization:
    Stockholder distributions........................      --        --       --      --          --        (6,252)      (6,252)
    Purchase and retirement of WCI common stock......      --        --       (7)     --          (4)       (5,716)      (5,720)
    Common stock issued..............................      --        --    1,044       6          --            --            6
    Series A-1 convertible preferred stock issued....   1,497     2,250       --      --          --            --        2,250
    Series A-2 convertible preferred stock issued....     683        --       --      --          --            --           --
  Preferred dividend accretion.......................      --        --       --      --          --           (55)         (55)
  Net income.........................................      --        --       --      --          --         2,796        2,796
                                                       ------   -------   ------    ----     -------       -------      -------
BALANCE, MARCH 31, 1997..............................   2,180     2,250    1,044       6          --        (5,286)      (3,030)
  Sale of common stock in initial public offering....      --        --    4,345      43      71,372            --       71,415
  Conversion of Series A preferred stock to common
    stock............................................  (2,180)   (2,250)   3,652      38       2,212            --           --
  Issuance of Series B convertible preferred stock...      60         6       --      --          --            --            6
  Exercise of warrants and conversion of notes
    payable..........................................      --        --    1,230      12       1,000            --        1,012
  Exercise of stock options, including tax
    benefits.........................................      --        --       20      --         175            --          175
  Private sales of common stock......................      --        --       92       1           4            --            5
  Preferred dividend accretion.......................      --        --       --      --          --          (364)        (364)
  Net loss...........................................      --        --       --      --          --        (3,165)      (3,165)
                                                       ------   -------   ------    ----     -------       -------      -------
BALANCE, MARCH 31, 1998..............................      60   $     6   10,383    $100     $74,763       $(8,815)     $66,054
                                                       ======   =======   ======    ====     =======       =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               THREE             YEARS ENDED
                                                             YEAR ENDED     MONTHS ENDED    ----------------------
                                                            DECEMBER 31,     MARCH 31,      MARCH 31,    MARCH 31,
                                                                1995            1996          1997         1998
                                                            ------------    ------------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss).......................................    $ 1,937         $  (228)      $  2,796     $ (3,165)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.........................      1,109             347          1,524        2,894
    Gain on disposition of property and equipment.........         (4)             (1)           (28)        (111)
    Imputted interest on the conversion of debt and
      exercise of warrants................................         --              --             --          250
    Tax benefit from exercise of stock options............         --              --             --          135
    Other non-cash charges................................         --              --             --        1,572
  Changes in assets and liabilities, net of effects from
    acquisitions:
    (Increase) decrease in accounts receivable............     (2,098)            100         (4,861)      (1,761)
    (Increase) decrease in inventories....................     (2,592)            551         (1,698)      (7,271)
    (Increase) decrease in prepaid expenses and other.....       (308)            (25)           955           17
    Increase in deferred tax asset........................         --              --           (738)      (1,930)
    Increase (decrease) in accounts payable...............      2,969          (2,472)         5,079        4,537
    Increase (decrease) in accrued expenses...............        417            (181)           405         (309)
    Increase (decrease) in deferred tax liability.........         --              --            200          (20)
                                                              -------         -------       --------     --------
  Net cash provided by (used in) operating................      1,430          (1,909)         3,634       (5,162)
                                                              -------         -------       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................     (4,525)           (266)        (2,120)      (3,640)
  Proceeds from sale of property and equipment............         15               2            139          436
  Acquisitions of businesses, net of $1,323 and $301 in
    cash acquired, respectively...........................         --              --        (16,502)     (33,169)
                                                              -------         -------       --------     --------
  Net cash used in investing activities...................     (4,510)           (264)       (18,483)     (36,373)
                                                              -------         -------       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (payments) under line of credit
    agreement.............................................      1,871           2,397            467      (11,833)
  Principal payments on notes payable.....................       (498)           (176)            --      (21,997)
  Proceeds received from notes payable....................      3,712             121         22,235        9,392
  Proceeds from the exercise of stock options and
    warrants..............................................         --              --             --          299
  (Increase) decrease in receivable from stockholder......       (372)            105            481           --
  Stockholder distributions paid..........................     (1,483)           (366)        (6,241)          --
  Preferred dividends paid................................         --              --            (55)        (364)
  Preferred stock sold and repurchased....................         --              --          4,906       (2,650)
  Common stock repurchased and retired....................         --              --         (5,720)          --
  Net proceeds from initial public offering...............         --              --             --       71,415
  Additions to deferred finance costs.....................         --              --         (1,215)      (1,221)
                                                              -------         -------       --------     --------
  Net cash provided by financing activities...............      3,230           2,081         14,858       43,041
                                                              -------         -------       --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......        150             (92)             9        1,506
CASH AND CASH EQUIVALENTS, beginning of period............        147             297            205          214
                                                              -------         -------       --------     --------
CASH AND CASH EQUIVALENTS, end of period..................    $   297         $   205       $    214     $  1,720
                                                              =======         =======       ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for --
  Interest................................................    $ 1,455         $   455       $  2,451     $  4,322
                                                              =======         =======       ========     ========
  Income taxes............................................    $    48         $    --       $     10     $    251
                                                              =======         =======       ========     ========
DETAILS OF ACQUISITIONS:
  Fair value of assets....................................    $    --         $    --       $ 20,216     $ 43,227
  Liabilities assumed.....................................         --              --         (2,391)      (9,757)
                                                              -------         -------       --------     --------
  Cash paid...............................................         --              --         17,825       33,470
  Less cash acquired......................................         --              --         (1,323)        (301)
                                                              -------         -------       --------     --------
  Net cash paid for acquisitions..........................    $    --         $    --       $ 16,502     $ 33,169
                                                              =======         =======       ========     ========
NONCASH FINANCING ACTIVITIES:
  Conversion of Note Payable to Common Stock..............    $    --         $    --       $     --     $    500
                                                              =======         =======       ========     ========
  Conversion of Preferred Stock to Common Stock...........    $    --         $    --       $     --     $  2,250
                                                              =======         =======       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS ORGANIZATION

     White Cap Industries, Inc. (formerly White Cap Holdings, Inc.) ("WCI"), was formed in November 1996 as a Delaware corporation and had no prior operating history. White Cap Industries Corp. ("WCIC") was formed in February 1976 as a California corporation.

     In February 1997, WCI and WCIC completed a transaction whereby the sole shareholder of WCIC exchanged all of the outstanding stock of WCIC for preferred stock of WCI, cash and dividends. This transaction was accounted for as a recapitalization whereby WCIC became a wholly owned subsidiary of WCI. The operating results for all periods prior to the recapitalization transaction consist entirely of the historical results of WCIC. Hereinafter WCI and WCIC are collectively referred to as the "Company".

     The Company is a business-to-business retailer of specialty tools and materials to professional contractors throughout the Western United States. At March 31, 1998, the Company's operations consisted of a central distribution center located in Costa Mesa, California and 29 retail branches located in California, Nevada, Arizona, Colorado, Oregon and Washington.

     The Company acquired four contractor suppliers during the fiscal year ended March 31, 1998 (see Note 4). Subsequent to March 31, 1998, the Company acquired four additional contractor suppliers (see Note 13).

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements and related notes include the accounts of White Cap Industries, Inc. and its wholly owned subsidiary White Cap Industries Corp. All intercompany account balances and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  Concentration of Credit Risk

     The majority of sales are on a credit basis to professional concrete, framing, waterproofing, landscaping, grading, electrical, mechanical and general contractors located throughout the Western United States. Many customers are under-capitalized and generally represent a higher than normal credit risk. In many cases this risk is somewhat mitigated by filing a preliminary notice on materials for specific jobs sites. The Company records an estimated allowance for doubtful accounts and adjusts this estimate periodically based upon historical experience and specific knowledge of a customer's financial condition. No single customer represents more than two percent of the accounts receivable balance shown in the accompanying consolidated balance sheets.

  Inventories

     Inventories are stated at the lower of cost (weighted average, which approximates FIFO) or market and consist primarily of purchased products held for sale.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

  Property and Equipment

     Property and equipment are recorded at cost and depreciated based on the estimated useful lives of depreciable assets using primarily the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives are as follows:

Building...................................  30 years
Transportation equipment...................  3 to 10 years
Machinery and equipment....................  2 to 10 years
Office equipment...........................  3 to 5 years
Leasehold improvements.....................  Lesser of useful life or term of lease

     Upon retirement of property and equipment, the asset and accumulated depreciation and amortization accounts are relieved and any gain or loss is reflected in operations. Maintenance costs and repairs are expensed as incurred.

  Cash and Cash Equivalents

     The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

  Intangibles Assets

     Intangible assets consist of goodwill, covenant not to compete and deferred financing costs. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and future undiscounted operating cash flows, and believes that the asset is realizable and that the amortization period is appropriate.

     Intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Goodwill.....................................  40 years
Covenant not to compete......................  Term of the agreement (5 years)
Deferred financing costs.....................  Term of the agreements (5 years)

  Revenue Recognition

     Revenue from product sales is recognized as orders are picked up by customers or upon delivery to customers. The Company also rents equipment to customers under short-term agreements and such revenue is recognized over the rental period as earned. The Company establishes reserves for estimated customer returns, allowances and discounts at the time the related revenue is recognized.

  Cost of Goods Sold

     Cost of goods sold consists primarily of the purchase cost of the product plus transportation to the Company's facilities. Vendor rebates are recognized on an accrual basis in the period earned as a reduction to cost of goods sold.

  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. The statement requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities given the provisions of the

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY enacted tax laws. Prior to the recapitalization transaction completed in February 1997, WCIC was taxed as an S Corporation (see Note 7).

  Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value. In addition, the carrying value of all borrowings approximate fair value based on interest rates currently available to the Company.

  Cash Management

     The Company has a cash management program that processes cash receipts and provides for centralized cash disbursements using certain zero-balance accounts. This cash management program may result in negative book cash balances in various zero-balance disbursement accounts. At March 31, 1997 and 1998, such negative cash balances total approximately $2.7 million and $7.2 million, respectively, and are included in accounts payable.

  Stock Split

     Effective October 1997, the Company effected a 1.74 for 1 stock split of the common stock. The financial statements have been retroactively adjusted to reflect the stock split.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company has elected to continue to account for employee stock-based compensation under APB Opinion No. 25 and therefore presents the necessary pro forma disclosures (see Note 11).

  Per Share Amounts

     The Company has adopted the provisions of Statement of Financial Accounting Standards 128, Earnings Per Share, and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income
(loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective for fiscal years beginning after December 15, 1997. This statement, which must be adopted by the Company for the fiscal year ended March 31, 1999, establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to owners. Currently, no differences exist between the Company's net income or loss and comprehensive net income or loss.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), effective for fiscal years beginning after December 15, 1997. This statement, which must be adopted by the Company for the fiscal year ended March 31, 1999, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use ("SOP" No. 98-1"). SOP No. 98-1 is effective for companies beginning on January 1, 1999. SOP No. 98-1 will require the capitalization of certain costs and the expensing of certain costs incurred after the date of adoption in connection with developing or obtaining software. Management does not believe the adoption of this statement will have a material effect on the Company's future earnings and financial position.

     In April 1998, AICPA issued Statement of Position 98-5, Reporting on The Costs of Start-Up Activities ("SOP" No. 98-5"). SOP No. 98-5 is effective for fiscal years ended after December 15, 1998. SOP 98-5 will require costs of start-up activities and organization costs to be expensed as incurred. The Company currently expenses such costs.

  Reclassifications

     Certain amounts for prior periods may have been reclassified to conform to the current year presentation.

 3. EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of the Company's net income (loss) and weighted average shares outstanding for the purpose of calculating basic and diluted earnings (loss) per share for all periods presented (in thousands):

                                                         THREE MONTHS              YEAR ENDED MARCH 31,
                                      YEAR ENDED             ENDED         -------------------------------------
                                  DECEMBER 31, 1995     MARCH 31, 1996           1997                1998
                                  ------------------    ---------------    ----------------    -----------------
                                  INCOME     SHARES     LOSS     SHARES    INCOME    SHARES     LOSS      SHARES
                                  -------    -------    -----    ------    ------    ------    -------    ------
Net income (loss) after
  extraordinary charges.........  $1,937                $(228)             $2,796              $(3,165)
Less: preferred stock
  dividends.....................      --                   --                 (55)                (364)
                                  ------                -----              ------              -------
Basic EPS:
  Income (loss) allocated to
    common shareholders/weighted
    average shares..............   1,937      1,044      (228)   1,044      2,741    1,044      (3,529)   5,170
Effect of Dilutive Securities:
  Warrants......................                 --                 --                  98                1,172
  Options.......................                 --                 --                  --                  556
  Convertible preferred stock...                 --                 --                 316                2,051
                                  ------      -----     -----    -----     ------    -----     -------    -----
Diluted EPS.....................  $1,937      1,044     $(228)   1,044     $2,741    1,458     $(3,529)   8,949
                                  ======      =====     =====    =====     ======    =====     =======    =====

     The Company did not have any stock options outstanding prior to March 31, 1997 (see Note 11).

 4. RECENT ACQUISITIONS

     During the years ended March 31, 1997 and 1998, the Company acquired the following businesses:

         BUSINESS ACQUIRED            DATE ACQUIRED
         -----------------            -------------
  A-Y Supply                         January 1, 1997
  Stop Supply                        May 1, 1997
  Viking Distributing                June 25, 1997
  Burke Concrete Associates, L.P.    November 1, 1997
  JEF Supply                         February 1, 1998

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

     The acquisitions described above were accounted for as purchases and were valued based on management's estimate of the fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. The Company has made a preliminary purchase price allocation pending additional market information regarding its acquired facility lease obligations. Costs in excess of net assets acquired of $11.1 million and $21.8 million were allocated to goodwill at March 31, 1997 and 1998, respectively.

     Had the acquisitions occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net income, diluted net income per share and diluted weighted average number of common shares outstanding would be as follows (in thousands except net income per share data):

                                                         YEARS ENDED MARCH 31,
                                                         ----------------------
                                                           1997         1998
                                                         ---------    ---------
Net sales..............................................  $197,504     $218,148
Net income.............................................  $  3,105     $  4,334
Diluted net income per share...........................  $   2.13     $   0.48
Diluted weighted average shares outstanding............     1,458        8,949

 5. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                               MARCH 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Land and building........................................  $   471    $   471
Transportation equipment.................................    5,233      5,313
Machinery and equipment..................................    2,474      3,098
Office equipment.........................................    3,163      5,581
Leasehold improvements...................................    1,697      2,505
                                                           -------    -------
                                                            13,038     16,968
Less -- accumulated depreciation.........................   (5,577)    (7,708)
                                                           -------    -------
                                                           $ 7,461    $ 9,260
                                                           =======    =======

  Rental Equipment

     Rental equipment consists primarily of construction equipment acquired in connection with various acquisitions and is net of accumulated depreciation of approximately $20,000 and $1,375,000 at March 31, 1997 and March 31, 1998,
respectively. Rental equipment is recorded at cost and depreciated based on the estimated useful lives of the assets using primarily the straight-line method for financial reporting purposes and accelerated methods for tax purposes. The estimated useful lives of rental assets range from 5 to 10 years.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

  Intangible Assets

     Intangible assets consist of the following (in thousands):

                                                               MARCH 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Goodwill.................................................  $11,124    $32,906
Covenant not to compete..................................    1,000      1,500
Deferred financing costs and other.......................    1,215      1,338
                                                           -------    -------
                                                            13,339     35,744
Less -- accumulated amortization.........................     (134)    (1,077)
                                                           -------    -------
                                                           $13,205    $34,667
                                                           =======    =======

  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                                MARCH 31,
                                                             ----------------
                                                              1997      1998
                                                             ------    ------
Payroll and payroll related................................  $  979    $2,342
Accrued taxes..............................................     947     1,692
Commissions................................................     327       548
Other......................................................   1,013     2,075
                                                             ------    ------
                                                             $3,266    $6,657
                                                             ======    ======

 6. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                               MARCH 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Senior Loan and Security Agreement --
  Revolving line of credit...............................  $14,133    $ 7,000
  Term Loan..............................................   12,000      7,300
Senior Subordinated Investor Notes, at 1925 percent,
  secured by certain assets..............................    7,032         --
Subordinated Shareholder Note, interest at 13 percent....    1,500         --
Senior Subordinated A-Y Shareholders' Notes, interest at
  10 percent.............................................    3,000         --
Note payable secured by transportation equipment,
  interest at 825 percent, maturing August 2005..........    3,043      2,853
Other....................................................    1,336        453
                                                           -------    -------
                                                            42,044     17,606
Less -- Current portion..................................   (3,156)      (526)
                                                           -------    -------
                                                           $38,888    $17,080
                                                           =======    =======

  Senior Loan and Security Agreement

     On October 29, 1997 the Company entered into a new Credit Agreement with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY credit facility) which expires in October 2002. Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate, or alternatively at bankers' acceptance rate or LIBOR rate plus margins, in each case, based upon the Company's ratio of total debt to operating cash flow. For the period ended March 31, 1998, the interest rates ranged from 6.6 to 8.5 percent on both the delayed term and the revolving credit facility. The Credit Agreement contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Agreement also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio.

     Annual maturities of long-term debt as of March 31, 1998 are as follows (in thousands):

                   YEARS ENDING MARCH 31:
                   ----------------------
1999........................................................  $   526
2000........................................................      487
2001........................................................      385
2002........................................................      376
2003........................................................   14,704
Thereafter..................................................    1,128
                                                              -------
                                                              $17,606
                                                              =======

     In connection with the initial public offering, the Company paid off most of its outstanding debt. The payoffs of debt resulted in prepayment penalties of approximately $7.9 million, the write-off of deferred loan fees of approximately $1.6 million and the incurrence of imputed interest charges of approximately $0.3 million, net of a tax benefit of approximately $3.8 million.

 7. INCOME TAXES

     Prior to the recapitalization transaction completed in February 1997, the Company was taxed as an S Corporation. Under these provisions, taxable income or loss was included in the personal tax return of the stockholder of WCIC. Therefore, no provision for federal or state income taxes was reflected in the historical financial statements during these periods. As an S Corporation, the Company was subject to a minimum franchise tax of $800, or 1.5% of taxable income, which is included in the Company's tax provision for the year ended December 31, 1995.

     Effective February 26, 1997, the Company terminated its S Corporation status and converted to a C Corporation for both federal and state purposes. As a result of this change in income tax status, the Company recorded an income tax benefit of approximately $500,000 to establish net deferred tax assets during the year ended March 31, 1997. The benefit for income taxes for the year ended March 31, 1997 primarily represents this tax benefit net of C Corporation income taxes.

     At March 31, 1998, the Company had approximately $3.0 million in Federal net operating loss carryforwards that are available to offset future taxable income. Such carryforwards expire in 2013.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

     The Company's provision (benefit) for income taxes is as follows (in thousands):

                                                               MARCH 31,
                                                            ----------------
                                                            1997      1998
                                                            -----    -------
Current:
  Federal.................................................  $ 105    $ 3,016
  State...................................................     19        532
                                                            -----    -------
                                                              124      3,548
                                                            -----    -------
Deferred:
  Federal.................................................   (457)    (1,368)
  State...................................................    (81)      (242)
                                                            -----    -------
                                                             (538)    (1,610)
                                                            -----    -------
          Total provision (benefit).......................  $(414)   $ 1,938
                                                            =====    =======
Tax benefits from extraordinary charges...................  $  --    $(3,769)
                                                            =====    =======

     The significant components of the Company's deferred income tax asset (liability) are as follows (in thousands):

                                                                MARCH 31,
                                                             ---------------
                                                             1997      1998
                                                             -----    ------
Current deferred tax asset:
Inventory reserves.........................................  $ 350    $1,457
Allowance for bad debt.....................................    250       544
Net operating loss carry forward...........................     --       786
Other......................................................    138       335
                                                             -----    ------
                                                             $ 738    $3,122
                                                             -----    ------
Long-term deferred tax liability --
  Depreciation and amortization............................  $(200)   $ (180)
                                                             =====    ======

     Although realization of the above deferred tax asset is not assured, management believes that realization of the recorded net deferred tax asset is more likely than not through future taxable earnings.

     The reconciliation of the statutory Federal income tax rate to the Company's effective tax rate before extraordinary charge is as follows:

                                                                MARCH 31,
                                                              -------------
                                                              1997     1998
                                                              -----    ----
U.S. Federal statutory rate.................................   34.0%   34.0%
State income taxes, net of Federal benefit..................     --     4.0
Income from "S" Corporation period..........................  (32.6)     --
Subchapter "C" impact of reinstating net deferred tax
  assets....................................................  (21.0)     --
Other.......................................................    2.2     2.6
                                                              -----    ----
Effective income tax rate...................................  (17.4)%  40.6%
                                                              =====    ====

 8. NON-RECURRING CHARGES

     The Company recognized $1.4 million of non-recurring charges including a $1.0 million one-time guaranteed bonus and approximately $0.4 million of severance and contract termination payments.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

 9. STOCKHOLDERS' EQUITY

     At March 31, 1998, the authorized capital stock of WCI consists of 20,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 60,000 shares of preferred stock has been issued and outstanding.

  Senior Redeemable Preferred Stock

     In connection with the recapitalization transaction, WCI issued 675,969 of senior redeemable preferred stock (Senior Preferred Stock) in a private placement for an aggregate price of $2,650,000. The Senior Preferred Stock accrued cumulative dividends of eight percent per annum and, upon completion of the initial public offering (IPO) became a mandatorily redeemable. The Senior Preferred Stock was redeemed in October 1997 for the stated amount plus accrued dividends.

  Convertible Preferred Stock

     In connection with the recapitalization transaction, WCI issued 2,604,507 shares of Series A-1 Preferred Stock ("A-1 Preferred") in a private placement for an aggregate purchase price of $2,250,000. In addition, WCI issued 1,189,527 shares of Series A-2 Preferred Stock ("A-2 Preferred") to WCIC's former shareholder, together with other consideration, in exchange for all outstanding common shares of WCIC.

     The A-1 Preferred and the A-2 Preferred accrued cumulative dividends of approximately $393,000 per year. At the option of the holder, each share of the A-1 and A-2 Preferred was convertible into one share of common stock. Such conversion was automatic in the event of an IPO or upon merger or sale of the Company. In October 1997 the shares were converted to common stock at the completion of the IPO.

  Common Stock Warrants

     In connection with the issuance of the Senior Redeemable Preferred Stock, the Company issued warrants to purchase 1,176,186 shares of common stock at an exercise price of $0.006 per share (estimated fair value). The warrants were exercised at the completion of the IPO in October 1997.

10. PUBLIC OFFERING

     On October 27, 1997 the Company completed its initial public offering of
4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, redeem Redeemable Preferred Stock and pay preferred stock dividends.

11. EMPLOYEE BENEFIT PLANS

  Employee Stock Option Plan

     On March 19, 1997, the Company adopted the 1997 Long Term Incentive and Stock Option Plan ("the Plan"). The Plan reserves for issuance to employees, members of the board of directors, consultants and independent contractors a maximum of 660,849 shares of the Company's A-1 Preferred, which converted into 660,849 shares of Common Stock upon exercise of stock options, stock appreciation rights, and restricted or performance stock awards. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986) or as nonqualified options. The exercise price is determined by the Compensation Committee and may not be less than 100 percent of the fair market value at the date of grant. For Incentive Stock Options the exercise price for options granted to individuals who own more than ten percent of the total combined voting power of all classes of the stock of the Company shall be 110 percent of

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY the fair value at the date of grant. Each option and award shall expire on the date determined by the Compensation Committee but may not extend beyond ten years for incentive stock options and fifteen years for nonqualified options.

     Options to acquire an aggregate of 645,841 shares of Common Stock at an exercise price of $2.48 per share were granted to employees on March 31, 1997. The options vest over five years, beginning September 30, 1997 and expire March 31, 2007. At March 31, 1998, there were no shares available for future grant under the Plan, as the Plan was replaced with the 1997 Long-Term Equity Incentive Plan.

     In connection with its initial public offering in October 1997, the Company adopted the 1997 Long-Term Equity Incentive Plan (the "Incentive Plan"), which replaced the Company's previous incentive plan. The Incentive Plan provides for the granting to directors, employees and other key individuals who perform services for the Company and its subsidiaries of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other types of awards that the Compensation Committee of the Board of Directors deems to be consistent with the Incentive Plan. An aggregate of 500,000 shares of Common Stock have been reserved for issuance under the Incentive Plan. As of March 31, 1998, options to purchase an aggregate of 7,000 shares of Common Stock at an exercise price of $18.00 per share were outstanding under the Incentive Plan.

     A summary of the status of the Company's stock option plan at March 31, 1997 and 1998 and changes during the years then ended is presented below:

                                                                      MARCH 31,
                                                -----------------------------------------------------
                                                          1997                        1998
                                                -------------------------   -------------------------
                                                              WEIGHTED                    WEIGHTED
                                                              AVERAGE                     AVERAGE
                                                 SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                --------   --------------   --------   --------------
Outstanding -- beginning of year..............        --          --         645,841       $ 2.48
     Granted..................................   645,841       $2.48           7,000       $18.00
     Exercised................................        --          --         (19,781)      $ 2.48
     Cancelled/forfeited......................        --          --          (8,447)      $ 2.48
                                                --------       -----        --------       ------
Outstanding -- end of year....................   645,841       $2.48         624,613       $ 2.65
                                                ========       =====        ========       ======
Exercisable -- end of year....................        --          --         123,523       $ 2.48
                                                ========       =====        ========       ======
Options available for grant...................    15,008                     493,000
                                                ========                    ========
  Weighted average fair value of options
     granted..................................  $   0.68                    $  10.44
                                                ========                    ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              1997     1998
                                                              -----    -----
Expected Life (years).......................................   5           5
Risk-free interest rate.....................................   6.38%       6.73%
Volatility..................................................   0.0 %      60.0%
Dividend yield..............................................   0.0 %       0.0%

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

     The following table summarizes information about stock options outstanding at March 31, 1998:

                         NUMBER OF OPTIONS   WEIGHTED AVERAGE      WEIGHTED
                          OUTSTANDING AT        REMAINING          AVERAGE
RANGE OF EXERCISE PRICE   MARCH 31, 1998     CONTRACTUAL LIFE   EXERCISE PRICE
-----------------------  -----------------   ----------------   --------------
    $ 2.48 - $ 2.48           617,613              9.00             $ 2.48
    $18.00 - $18.00             7,000              9.83             $18.00
    $ 2.48 - $18.00           624,613              9.01             $ 2.65
                              =======

     The Company has adopted the pro forma disclosure provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined under SFAS No. 123, the Company's net income and basic net income per share would approximate the following pro forma amounts:

                                                               YEARS ENDED
                                                                MARCH 31,
                                                            -----------------
                                                             1997      1998
                                                            ------    -------
Net income (loss):
  As reported.............................................   2,796     (3,165)
  Pro forma...............................................   2,796     (3,353)
Basic net income (loss) per common share:
  As reported.............................................  $ 2.63    $  (.68)
  Pro forma...............................................  $ 2.63    $  (.71)

  401(k) Plan

     The Company maintains a defined contribution benefit plan (the "401(k) Plan") covering substantially all of its employees. Company contributions to the 401(k) Plan are defined by the plan. The Company's expense related to the 401(k) Plan totaled $131,000 for the year ended December 31, 1995, $2,000 for the three months ended March 31, 1996, and $99,000 and $170,000 for the years ended March 31, 1997 and 1998, respectively.

  Other

     On February 25, 1997 a major shareholder of the Company sold 174,000 shares of Series A-2 convertible preferred stock to an officer of the Company for the estimated fair value of $.0084 per share. Of the shares, 139,200 are subject to repurchase by the major shareholder. The repurchase option lapses at a rate of 25% a year for such shares commencing February 25, 1998.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has entered into operating leases that expire at various dates through 2004. Total rental expense under these operating leases was approximately $1,743,000 for the year ended December 31, 1995, $443,000 for the three months ended March 31, 1996, and $1,868,000 and $3,252,000 for the years ended March 31, 1997 and 1998. Future minimum rentals on these operating leases are as follows (in thousands):

                   YEARS ENDING MARCH 31:
                   ----------------------
1999........................................................  $ 4,062
2000........................................................    3,336
2001........................................................    2,300
2002........................................................    1,870
2003........................................................    1,342
Thereafter..................................................    1,065
                                                              -------
                                                              $13,975
                                                              =======

  Employment Agreements/Bonus Plans

     The Company entered into employment agreements with certain key management employees with a minimum term of 5 years. These agreements specify annual base salary levels, incentive bonuses which are payable if the Company attains certain earnings goals, as defined, and severance provisions that range from zero to three years of base compensation. The Company accrues for these bonuses based on management's estimates of achieving such performance goals and has included these amounts in accrued liabilities at March 31, 1998. One employment agreement which contains a guaranteed bonus of $1 million was being accrued over the three year period benefited. Upon the closing of the Company's IPO in October 1997, this bonus became immediately earned. The Company recorded the remaining unamortized amount of this bonus in the period the IPO closed.

13. SUBSEQUENT EVENTS -- (UNAUDITED)

  Subsequent and Potential Acquisitions

     Effective April 1, 1998, the Company completed the acquisition of CCS Supply, Inc. ("CCS"). CCS, located in Denver Colorado is a full line distributor of concrete accessories, construction chemicals, waterproofing products and rental equipment used in tilt-up concrete construction, renovation and maintenance. CCS generated $5 million in revenue for its fiscal year ending January 31, 1998.

     Effective April 1, 1998, the Company completed the acquisition of Sierra Supply, Inc. ("Sierra"). Sierra, located in Reno, Nevada, is a full-line distributor of concrete accessories, construction chemicals, structural connectors, fasteners, waterproofing products and rental equipment used in tilt-up concrete construction, renovation and maintenance. Sierra generated $11.3 million in revenue for its fiscal year ended September 30, 1997.

     Effective May 1, 1998, the Company completed the acquisition of NYCO, Inc. ("NYCO"). NYCO, located in Denver, Colorado, is a full line distributor of concrete accessories, construction chemicals, waterproofing products and rental equipment used in tilt-up concrete construction, renovation and maintenance. NYCO generated $16 million in revenue for its fiscal year ended December 31, 1997.

     Effective May 1, 1998, the Company completed the acquisition of Charles R. Watts Company ("Watts"). Watts, located in Seattle, Washington, is a supplier to heavy construction contractors that build,

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY maintain and repair dams, highways, waterworks, sewage treatment plants, bridges and airports. They also service factories, mills, processing plants and refineries. Watts generated approximately $8 million in revenue for its fiscal year ended December 1997.

     On April 10, 1998, the Company entered into a letter of intent to acquire the stock of a two-branch contractor supplier, with fiscal revenues of approximately $12 million, which specializes in a full line of concrete construction, renovation, maintenance, excavation and grading.

     On June 19, 1998, the Company announced that is has entered into a merger agreement to acquire a 12 branch contractor supplier with fiscal revenues of approximately $24 million, which specializes in a full line of specialty tools and equipment.

     The completion of the proposed acquisitions is contingent upon satisfactory completion of due diligence and satisfaction of customary closing conditions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To White Cap Industries, Inc.

     We have audited in accordance with generally accepted auditing standards, the financial statements of White Cap Industries, Inc. (a Delaware corporation) included in this Form 10-K and have issued our report thereon dated May 19, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/   ARTHUR ANDERSEN LLP
                                          --------------------------------------

Orange County, California
May 19, 1998

                           WHITE CAP INDUSTRIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                                     ------------------------
                                       BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                       BEGINNING     COSTS AND       OTHER                       END OF
                                       OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
                                       ----------    ----------    ----------    ----------    ----------
Allowance for doubtful accounts:
Year ended March 31, 1998............     $525         $1,015         $307          $750         $1,097
Year ended March 31, 1997............      702             93          146           416            525
Three months ended March 31, 1996....      270            432           --            --            702
Year ended December 31, 1995.........      200            367           --           297            270

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10. is incorporated by reference from the information in the Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Election of Directors and Information Regarding Directors" for its Annual Meeting of Stockholders to be held in September 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11. is incorporated by reference from the information in the Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Executive Compensation" for its Annual Meeting of Stockholders to be held in September 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12. is incorporated by reference from the information in the Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Security Ownership of Certain Beneficial Owners and Management" for its Annual Meeting of Stockholders to be held in September 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13. is incorporated by reference from the information in the Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Certain Relationships and Related Transactions" for its Annual Meeting of Stockholders to be held in September 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.
       Included in Part II of this report.
       Reports of Independent Public Accountants
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Stockholders' Equity (deficit)
       Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedules.
        Included in Part II of this report.
       Valuation and Qualifying Accounts

(a)(3). Exhibits.
        See Exhibit Index

(b) Reports on Form 8-K. During the last quarter of the fiscal year covered by this report, the Company filed the following Current Reports on Form 8-K:

    1. Form 8-KA dated January 13, 1998 and filed with the Commission on January 13, 1998 reporting information under Items 2 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHITE CAP INDUSTRIES, INC.

                                          /s/ GREG GROSCH
                                          --------------------------------------
Date:                                     Greg Grosch
                                          President/Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 29, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

                 SIGNATURE                                        CAPACITY
                 ---------                                        --------

              /s/ GREG GROSCH                    Chairman, Chief Executive Officer,
-------------------------------------------      President and Director (principal executive
                Greg Grosch                      officer)

             /s/ CHRIS J. LANE                   Chief Financial Officer and Director
-------------------------------------------      (principal accounting and financial
               Chris J. Lane                     officer)

             /s/ DAN TSUJIOKA                    Director
-------------------------------------------
               Dan Tsujioka

             /s/ MARK M. KING                    Director
-------------------------------------------
               Mark M. King

           /s/ JAMES A. JOHNSON                  Director
-------------------------------------------
             James A. Johnson

          /s/ CHARLES A. HAMILTON                Director
-------------------------------------------
            Charles A. Hamilton

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                    DESCRIPTION AND REFERENCE                          PAGE
-------                   -------------------------                      ------------
 2.1     Asset Purchase Agreement, dated as of September 19, 1997, by and between White Cap Industries, Corp. (formerly White Cap
         Industries, Inc. ("WCI")) and Burke Concrete Accessories,
         L.P. (incorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K dated October 31, 1997).
 3.1     Form of Restated Certificate of Incorporation of the Company
         (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1
         (File No. 333-33767)).
 3.2     Form of Restated Bylaws of the Company (incorporated by
         reference to the exhibit of the same number filed with the
         Company's Registration Statement on Form S-1 (file No.
         333-33767)).
 4.1     Form of certificate representing shares of Common Stock,
         $0.01 par value per share (incorporated by reference to the exhibit of the same number filed with the Company's
         Registration Statement on Form S-1 (File No. 333-33767)).
10.1     Form of Stock Incentive Plan (incorporated by reference to the exhibit of the same number filed with the Company's
         Registration Statement on Form S-1 (File No. 333-33767)).
10.2     Employment Agreement dated as of November 1, 1997 by and
         between WCI and Greg Grosch.
10.3     Employment Agreement dated as of February 1997 by and
         between WCI and Rik Gagnon (incorporated by reference to the exhibit of the same number filed with the Company's
         Registration Statement on Form S-1 (File No. 333-33767)).
10.4     Employment Agreement by and between WCI and Chris Lane
         (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1
         (File No. 333-33767)).
10.5     Employment Agreement dated as of June 24, 1997 by and
         between WCI and Michael Monroe (incorporated by reference to the exhibit of the same number filed with the company's
         Registration Statement on Form S-1 (File No. 333-33767)).
10.6     Employment Agreement dated as of June 24, 1997 by and
         between WCI and Albert Alatesta (incorporated by reference to the exhibit of the same number filed with the Company's
         Registration Statement on Form S-1 (File No. 333-33767)).
10.7     Transaction Advisory Agreement by and among the registrant,
         WCI and KRG Capital Partners, LLC (incorporated by reference to the exhibit of the same number filed with the Company's
         Registration Statement on Form S-1 (File No. 333-33767)).
10.8     Credit Agreement, dated as of October 29, 1997, among White
         Cap Industries, Corp., White Cap Industries, Inc., Bank of
         America National Trust and Savings Association and the other financial institutions party thereto (incorporated by
         reference to exhibit 10.1 filed with the Company's Current
         Report on Form 8-K dated October 31, 1997).
21.1     Subsidiaries of the registration (incorporated by reference to the exhibit of the same number filed with the Company's
         Registration Statement on Form S-1 (File No.333-33767)).
27.1     Financial Data Schedule.