Form 10-Q
period 1998-06-27
WHITE CAP HOLDINGS INC
filed 1998-08-11
CIK 1044100

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998
                           Commission File No. 0-22989

                           WHITE CAP INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     84-1380403
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               3120 Airway Avenue
                          Costa Mesa, California 92626
                    (Address of principal executive offices)

                                 (714) 850-0900
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                         Outstanding at 7/1/98
                   -----                         ---------------------
         Common Stock, $.01 Par Value                  10,647,917

                           WHITE CAP INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I            FINANCIAL INFORMATION

ITEM 1            Condensed Consolidated Financial Statements.................................3

                  Condensed Consolidated Statements of Operations (Unaudited)
                  for the Three Months Ended
                  June 30, 1997 and June 27, 1998.............................................3

                  Condensed Consolidated Balance Sheets at March 31, 1998
                  and June 27, 1998 (Unaudited)...............................................4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the Three Months Ended June 30, 1997 and June 27, 1998..................5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)............7

ITEM 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................................9

PART II           OTHER INFORMATION

ITEM 1            Legal Proceedings..........................................................13

ITEM 2            Changes in Securities......................................................13

ITEM 3            Defaults upon Senior Securities............................................13

ITEM 4            Submission of Matters to a Vote of Security Holders........................13

ITEM 5            Other Information..........................................................13

ITEM 6            Exhibits and Reports on Form 8-K...........................................13

SIGNATURES        ...........................................................................14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                           WHITE CAP INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                          Three Months Ended
                                                        ------------------------
                                                        June 30,         June 27,
                                                         1997             1998
                                                        -------          -------
                                                              (unaudited)
Net sales                                               $37,311          $68,637

Cost of sales                                            25,848           46,563
                                                        -------          -------

   Gross profit                                          11,463           22,074

Selling, general & administrative                         9,423           16,882
                                                        -------          -------

   Income from operations                                 2,040            5,192

Interest expense, net                                     1,319              881
                                                        -------          -------

   Income before income taxes                               721            4,311

Income tax provision                                        318            1,707
                                                        -------          -------

   Net income                                           $   403          $ 2,604
                                                        =======          =======

Basic income per share:

   Income per share                                     $  0.23          $  0.25
   Basic weighted average shares outstanding              1,089           10,601

Diluted income per share:

   Income per share                                     $  0.04          $  0.23
   Diluted weighted average shares outstanding            6,781           11,112


The accompanying notes are an integral part of these condensed consolidated statements.

                           WHITE CAP INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                     ASSETS

                                                                                 March 31,            June 27,
                                                                                   1998                 1998

                                                                                 ---------           ---------
                                                                                                    (unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                                      $   1,720           $   1,851
  Accounts receivable, net of allowance for doubtful accounts of $1,097
   and $1,336 at March 31, 1998 and June 27, 1998, respectively                     30,631              44,045
  Inventories                                                                       33,729              40,558
  Prepaid expenses and other                                                           390                 664
  Deferred income taxes                                                              3,122               2,943
                                                                                 ---------           ---------
                                                                                    69,592              90,061
                                                                                 ---------           ---------
PROPERTY AND EQUIPMENT, net                                                         13,806              15,324
INTANGIBLE ASSETS, net                                                              34,667              58,262
OTHER ASSETS                                                                           215                 273
                                                                                 ---------           ---------
                                                                                 $ 118,280           $ 163,920
                                                                                 =========           =========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Current portion of long-term debt                                              $     526           $     639
  Accounts payable                                                                  27,783              34,925
  Accrued liabilities                                                                6,657               8,319
                                                                                 ---------           ---------
                                                                                    34,966              43,883
                                                                                 ---------           ---------
LONG-TERM DEBT, net of current portion                                              17,080              48,773
                                                                                 ---------           ---------
DEFERRED INCOME TAXES                                                                  180                 220
                                                                                 ---------           ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):

  Series B Convertible Preferred Stock, $.10 par value:
   Designated - 1,000,000 shares; issued and outstanding -
   60,000 at March 31, 1998 and June 27, 1998, respectively                              6                   6
  Common Stock, $.01 par value:
   Authorized - 20,000,000 shares; issued and outstanding -
   10,383,341 at March 31, 1998 and 10,647,917 at June 27, 1998                        100                 101
  Additional paid-in capital                                                        74,763              77,148
  Accumulated deficit                                                               (8,815)             (6,211)
                                                                                 ---------           ---------
                                                                                    66,054              71,044
                                                                                 ---------           ---------
                                                                                 $ 118,280           $ 163,920
                                                                                 =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                               Three Months Ended
                                                                                           ---------------------------
                                                                                           June 30,         June 27,
                                                                                             1997             1998
                                                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                               $    403            $ 2,604
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:

   Depreciation and amortization                                                                687              1,033
   Gain on disposition of property and equipment                                                 (1)                (6)
  Changes in assets and liabilities, net of effects from acquisitions:

   Increase in accounts receivable                                                           (3,437)            (8,173)
   Decrease (increase) in inventories                                                         2,674             (2,522)
   Increase in prepaid expenses and other                                                       (75)              (853)
   (Increase) decrease in deferred tax asset                                                     (9)               179
   Increase in accounts payable                                                               2,606              4,664
   (Decrease) increase in accrued expenses                                                     (406)               318
   (Decrease) increase in deferred tax liability                                                (11)                40
                                                                                           --------           --------

  Net cash provided by (used in) operating activities                                         2,431             (2,716)
                                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                                         (653)            (1,335)
  Proceeds from sale of property and equipment                                                   10                 10
  Acquisitions of businesses, net of $206 and $875 in cash acquired, respectively           (19,744)           (27,596)
                                                                                           --------           --------

  Net cash used in investing activities                                                     (20,387)           (28,921)
                                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowing under line of credit agreement                                               14,197             31,500
  Principal payments on notes payable                                                       (14,173)              (173)
  Proceeds received from notes payable                                                       20,739                384
  Preferred dividends paid                                                                     (150)                --
  Preferred stock sold and repurchased                                                            6                 --
  Common stock issued                                                                             5                 57
                                                                                           --------           --------

  Net cash provided by financing activities                                                  20,624             31,768
                                                                                           --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     2,668                131
CASH AND CASH EQUIVALENTS, beginning of period                                                  214              1,720
                                                                                           --------           --------
CASH AND CASH EQUIVALENTS, end of period                                                   $  2,882           $  1,851
                                                                                           ========           ========



                            (continued on next page)

                           WHITE CAP INDUSTRIES, INC.

                                 (In thousands)


                                                        Three Months Ended
                                                    ---------------------------
                                                    June 30,         June 27,
                                                      1997               1998
                                                    --------           --------
                                                            (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW

  INFORMATION:
  Cash paid during the period for -
  Interest                                          $  1,290           $    159
                                                    ========           ========
  Income taxes                                      $    100           $     --
                                                    ========           ========
DETAILS OF ACQUISITIONS:
  Fair value of assets                              $ 23,385           $ 34,892
  Liabilities assumed                                 (3,435)            (4,093)
                                                    --------           --------
  Acquisitions price                                  19,950             30,799
  Less cash acquired                                    (206)              (875)
  Less common stock issued for acquisition                --             (2,328)
                                                    --------           --------
  Net cash paid for acquisitions                    $ 19,744           $ 27,596
                                                    ========           ========
NON CASH FINANCING ACTIVITIES:

  Common stock issued for acquisition               $     --           $  2,328
                                                    ========           ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements presented herein are unaudited. Accordingly, information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the most recent Form 10-K which was filed for the year ended March 31, 1998.

2.   RECENT ACQUISITIONS:

During 1997 and 1998, the Company acquired the following businesses:

                           BUSINESS ACQUIRED                      DATE ACQUIRED
                           -----------------                      -------------
                           A-Y Supply                             January 1, 1997
                           Stop Supply                            May 1, 1997
                           Viking Distributing                    June 25, 1997
                           Burke Concrete Associates L.P.         November 1, 1997
                           JEF Supply                             February 1, 1997
                           Sierra Supply                          April 1, 1998
                           CCS                                    April 1, 1998
                           Charles R. Watts Co.                   May 1, 1998
                           Nyco                                   May 1, 1998


The acquisitions described above were accounted for as purchases and the purchase prices were allocated based on management's estimate of the fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition.

Had the acquisitions occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net income, diluted net income per share and diluted weighted average number of common shares outstanding would be as follows (in thousands except net income per share data):

                                                        Three Months Ended
                                                     ------------------------
                                                     June 30,         June 27,
                                                      1997             1998
                                                     -------          -------
Net Sales                                            $64,926          $73,274

Net Income                                           $   840          $ 2,630

Diluted net income per share                         $  0.12          $  0.24

Diluted weighted average shares outstanding            6,781           11,112


3.     INCOME TAXES:

The company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. The statement requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities given the provisions of the enacted tax laws.

4.    PUBLIC OFFERING:

In October, 1997 the Company completed its initial public offering of 4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, redeem Redeemable Preferred Stock and pay preferred stock dividends.

Immediately prior to the consummation of the offering, the Company effected a
1.74 for 1 stock split of the common stock, which has been retroactively reflected for all periods presented.

5.     SUBSEQUENT AND POTENTIAL ACQUISITIONS:

On June 19, 1998, the Company announced that it has entered into a merger agreement to acquire Junior's Tools ("Junior's"). Junior's, located in Santa Ana, California, has 12 branches and specializes in a full line of specialty tools and equipment. Junior's generated $24.3 million in revenue for its fiscal year ended November 1, 1997. White Cap expects to close the acquisition of Junior's in September 1998.

On August 3, 1998, the Company announced that it had discontinued negotiations regarding the acquisition of Valley Construction Supply.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 27, 1998 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1997

Net Sales Net sales for the three months ended June 27, 1998 ("first quarter 1998") increased $31.3 million, or 84%, to $68.6 million compared to $37.3 million for the three months ended June 30, 1997 ("first quarter 1997"). The growth in net sales compared to the prior year was the result of a 13% increase in same store sales, the expansion of product lines and the acquisitions of Stop, Viking, Burke, JEF, Sierra, CCS, Watts and Nyco.

Gross Profit Gross profit for the first quarter 1998 increased $10.6 million, or 93%, to $22.1 million compared to $11.5 million for the first quarter 1997. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross profit margin for the first quarter of 1998 was 32.2% compared to 30.7% for the first quarter of 1997. The higher gross profit margin over the prior year is primarily due to an increase in rental business, and a change in product mix.

Selling, General and Administrative Expense Selling, general and administrative expense ("SG&A") increased $7.5 million or 79%, to $16.9 million for the first quarter 1998 compared to $9.4 million for the first quarter 1997. As a percent of sales, SG&A was 24.6% for the first quarter 1998 compared to 25.3% for the first quarter 1997.

Selling expenses increased $6.4 million, or 88%, to $13.7 million for the first quarter 1998 from $7.3 million for the first quarter 1997. The increase is due to increased advertising and commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the first quarter 1998 were 20.0% compared to 19.6% for the first quarter 1997.

General, administrative and distribution center expenses increased $1.1 million, or 52%, to $3.2 million for the first quarter 1998 from $2.1 million for the first quarter 1997. The increase in general and administrative expenses is primarily due to increased distribution and administration costs to process the increased sales volume. General, administrative and distribution center expenses as a percentage of net sales for the first quarter 1998 were 4.7%, as compared to 5.6% for the first quarter 1997. Exclusive of the effects of goodwill and covenant not to compete amortization of $0.4 million in the first quarter 1998 and $0.1 million in the first quarter 1997, general and administrative expenses increased 40%.

Income from Operations Income from operations for the first quarter 1998 increased $3.2 million, or 155%, to $5.2 million compared to $2.0 million for the first quarter 1997. The increase in operating margin for the first quarter 1998 compared to the first quarter 1997 was primarily the result of the increase in gross profit margins and the reduction in SG&A as a percentage of sales. The operating margin was 7.6% for the first quarter 1998 compared to 5.5% for the first quarter 1997.

Interest Expense, net Interest expense, net of interest income, decreased $0.4 million, or 33%, to $0.9 million in the first quarter 1998 from $1.3 million for the first quarter 1997. This decrease was due to a reduction of outstanding debt as a result of the Company's initial public offering.

Net Income Net income for the first quarter 1998 was $2.6 million versus net income of $0.4 million for the first quarter 1997. This increase reflects the cumulative effects of the increase in gross profit and the decrease in interest expense offset, in part, by the increase in SG&A expenses.

FINANCIAL CONDITION

Working Capital: During the first quarter 1998, operating working capital increased $11.5 million. The change in operating working capital was primarily the result of increases in accounts receivable of $13.4 million, inventories of $6.8 million, and prepaid expenses of $0.3 million, which were partially offset by a $0.2 million decrease in deferred taxes and increases in accounts payable of $7.1 million and accrued liabilities of $1.7 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow: For the quarter ended June 27, 1998, the Company used approximately $2.7 million of net cash from operating activities. Net cash used in investing activities was $28.9 million, including $27.6 million used for acquisitions and $1.3 million used for additions to property and equipment. Financing activities during the first quarter of 1998 provided net cash of $31.8 million, including $31.5 million borrowed under the Credit Agreement.

Liquidity and Capital Resources: At June 27, 1998, the Company had cash of $1.9 million and working capital of $46.2 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at June 27, 1998, was approximately $120 million.

The Company's primary capital needs have been for acquisitions and to fund the working capital requirements necessitated by its sales growth, acquisitions, facilities and product line expansions. The Company's primary sources of financing have been cash from operations, bank borrowings under the Company's revolving and term credit facility (the "Credit Facility"), senior and subordinated debt, the sale of preferred equity, and a portion of the proceeds from the initial public offering.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year ended March 27, 1999. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and common stock. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter to fund the Company's acquisition program.

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

In October, 1997 the Company completed its initial public offering of 4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, Convertible Preferred Stock, Redeemable Preferred Stock and related accrued dividends.

In October, 1997 the Company entered into a Credit Agreement with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Agreement contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Agreement also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio. At June 27, 1998, the Company had approximately $54 million available under the aforementioned facilities.

During the quarter ended June 27, 1998, the Company completed four acquisitions. Effective April 1, 1998, the Company acquired 100% of the stock of Sierra Supply, Inc. and CCS Supply, Inc. Effective May 1, 1998, the Company acquired 100% of the stock of NYCO, Inc. and Charles R. Watts Co. The cash portion of the acquisitions was funded from the Company's delayed draw term loan facility in the amount of approximately $27.6 million net of cash acquired. Additionally, the Company issued approximately 106,000 shares of common stock related to the Watts acquisition.

FORWARD-LOOKING STATEMENTS -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and management's ability to continue to integrate acquisitions, dependence on systems, environmental matters and other specific factors discussed in the Company's Form 10-K for the fiscal year ended March 31, 1998 and the Prospectus, dated October 22, 1997, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None

ITEM 2.         CHANGES IN SECURITIES

None

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

                                        WHITE CAP INDUSTRIES, INC.

August 10, 1998                         /s/ Greg Grosch
                                        ----------------------------------------
                                        Greg Grosch
                                        President/Chief Executive Officer

August 10, 1998                         /s/ Chris Lane
                                        ----------------------------------------
                                        Chris Lane
                                        Chief Financial Officer

                                 Exhibit Index

                                                             Sequentially
Exhibit Number                    Description                Numbered Page
--------------                    --------------             --------------

27.0                              Financial Data Schedule