Form 10-Q
period 1998-09-26
WHITE CAP HOLDINGS INC
filed 1998-11-09
CIK 1044100

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998
                           Commission File No. 0-22989



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

                                 Yes    X      No
                                     -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at 10/1/98
                -----                           ----------------------
      Common Stock, $.01 Par Value                    10,656,913


-------------------------------------------------------------------------------

                           WHITE CAP INDUSTRIES, INC.
                           --------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                                        Page
                                                                                        ----
PART I         FINANCIAL INFORMATION

ITEM 1         Condensed Consolidated Financial Statements...............................3

               Condensed Consolidated Statements of Operations (Unaudited)
               for the Three Months and Six Months Ended
               September 30, 1997 and September 26, 1998.................................3

               Condensed Consolidated Balance Sheets at March 31, 1998
               and September 26, 1998 (Unaudited)........................................4

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               for the Six Months Ended September 30, 1997 and September 26, 1998........5

               Notes to Condensed Consolidated Financial Statements (Unaudited)..........7

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


                          PART I. FINANCIAL INFORMATION



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                           WHITE CAP INDUSTRIES, INC.
                           --------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (unaudited)
          -------------------------------------------------------------

                      (In thousands, except per share data)
                      -------------------------------------


                                       Three Months Ended              Six Months Ended
                                       ------------------              ----------------
                                  September 30,  September 26,   September 30,  September 26,
                                      1997           1998            1997           1998
                                  -------------  -------------   -------------  -------------
Net sales                           $48,695        $79,401         $86,006       $148,038

Cost of sales                        33,159         53,475          59,007        100,037
                                    -------        -------         -------       --------
  Gross profit                       15,536         25,926          26,999         48,001

Selling, general &
administrative                       11,730         19,331          21,153         36,213
                                    -------        -------         -------       --------
  Income from operations              3,806          6,595           5,846         11,788

Interest expense, net                 1,893            963           3,212          1,844
                                    -------        -------         -------       --------
  Income before income taxes          1,913          5,632           2,634          9,944

Income tax provision                    761          2,231           1,079          3,938
                                    -------        -------         -------       --------
  Net income                        $ 1,152        $ 3,401         $ 1,555       $  6,006
                                    =======        =======         =======       ========
Basic income per share:

  Income per share                  $  0.88        $  0.32         $  1.13       $   0.57

  Basic weighted average
  shares outstanding                  1,136         10,652           1,112         10,627

Diluted income per share:

  Income per share                  $  0.17        $  0.31         $  0.23       $   0.54

  Diluted weighted average
  shares outstanding                  6,678         11,140           6,654         11,132





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.
                           --------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                 (In thousands, except share and per share data)
                 -----------------------------------------------

                        ASSETS


                                                            March 31,    September 26,
                                                              1998           1998
                                                            ---------    -------------
                                                                          (unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                 $  1,720       $  3,184

  Accounts receivable, net of allowance for doubtful
     accounts of $1,097 and $1,900 at March 31, 1998
     and September 26, 1998, respectively                     30,631         47,713

  Inventories
                                                              33,729         44,456
  Prepaid expenses and other
                                                                 390            550
  Deferred income taxes
                                                               3,122          2,943
                                                            --------       --------
                                                              69,592         98,846
                                                            --------       --------
PROPERTY AND EQUIPMENT, net                                   13,806         16,076

INTANGIBLE ASSETS, net                                        34,667         57,368

OTHER ASSETS                                                     215            288
                                                            --------       --------
                                                            $118,280       $172,578
                                                            ========       ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt                         $    526       $    639

  Accounts payable                                            27,783         38,734

  Accrued liabilities                                          6,657         11,104
                                                            --------       --------
                                                              34,966         50,477
                                                            --------       --------
LONG-TERM DEBT, net of current portion                        17,080         47,401
                                                            --------       --------
DEFERRED INCOME TAXES                                            180            220
                                                            --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Series B Convertible Preferred Stock, $.10 par value:
     Designated - 1,000,000 shares; issued and
     outstanding - 60,000 at March 31, 1998 and
     September 26, 1998, respectively                              6              6

  Common Stock, $.01 par value:
     Authorized - 20,000,000 shares; issued and
     outstanding - 10,383,341 at March 31, 1998
     and 10,656,568 at September 26, 1998                        100            102

  Additional paid-in capital                                  74,763         77,180

  Accumulated deficit                                        (8,815)        (2,808)
                                                            --------       --------
                                                              66,054         74,480
                                                            --------       --------
                                                            $118,280       $172,578
                                                            ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.
                           --------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (unaudited)
          -------------------------------------------------------------

                                 (In thousands)
                                 --------------


                                                                       Six Months Ended
                                                                       ----------------
                                                                 September 30,    September 26,
                                                                     1997              1998
                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $  1,555        $  6,006
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                       1,231           2,103
  Gain on disposition of property and equipment                         (26)             (6)
  Changes in assets and liabilities, net of effects
    from acquisitions:
  Increase in accounts receivable                                    (5,019)        (11,841)
  Increase in inventories                                            (2,169)         (6,419)
  Increase in prepaid expenses and other                                (77)           (229)
  (Decrease) increase in deferred tax asset                             (44)            179
  Increase in accounts payable                                        7,302           8,471
  Increase in accrued expenses                                          853           3,104
  Increase in deferred tax liability                                     24              40
                                                                   --------        --------
  Net cash provided by operating activities                           3,630           1,407
                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (1,205)         (2,404)
  Proceeds from sale of property and equipment                           86              14
  Acquisitions of businesses, net of $206 and $875 in cash
    acquired, respectively                                          (19,744)        (27,596)
                                                                   --------        --------
  Net cash used in investing activities                             (20,863)        (29,986)
                                                                   --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing under line of credit agreement                       15,512          30,300
  Principal payments on notes payable                                (1,679)           (347)
  Proceeds received from notes payable                                6,194              --
  Preferred dividends paid                                             (303)             --
  Preferred stock sold                                                    6              --
  Common stock issued                                                     7              90
  Increase in deferred finance costs                                    (62)             --
                                                                   --------        --------
  Net cash provided by financing activities                          19,675          30,043
                                                                   --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,442           1,464

CASH AND CASH EQUIVALENTS, beginning of period                          214           1,720
                                                                   --------        --------
CASH AND CASH EQUIVALENTS, end of period                           $  2,656        $  3,184
                                                                   ========        ========


                            (continued on next page)

                           WHITE CAP INDUSTRIES, INC.
                           --------------------------

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (unaudited) (cont.)
      ---------------------------------------------------------------------

                                 (In thousands)
                                 --------------


                                                                      Six Months Ended
                                                                      ----------------
                                                               September 30,    September 26,
                                                                   1997              1998
                                                               -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for -
  Interest                                                       $  3,191         $  1,310
                                                                 ========         ========
  Income taxes, net of refunds                                   $    476         $    (40)
                                                                 ========         ========
DETAILS OF ACQUISITIONS:
  Fair value of assets                                           $ 23,734         $ 34,892
  Liabilities assumed                                              (3,784)          (4,093)
                                                                 --------         --------
  Acquisitions price                                               19,950           30,799
  Less cash acquired                                                 (206)            (875)
  Less common stock issued for acquisition                             --           (2,328)
                                                                 --------         --------
  Net cash paid for acquisitions                                 $ 19,744         $ 27,596
                                                                 ========         ========
NON CASH FINANCING ACTIVITIES:
  Common stock issued for acquisition                            $     --         $  2,328
                                                                 ========         ========
  Equipment acquired under capital lease obligations             $     --         $    384
                                                                 ========         ========















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.
                           --------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)
       ------------------------------------------------------------------

                               SEPTEMBER 26, 1998
                               ------------------


1.  BASIS OF PRESENTATION:
    ----------------------

The condensed consolidated financial statements presented herein are unaudited. Accordingly, information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the most recent Form 10-K which was filed for the year ended March 31, 1998.

2.  RECENT ACQUISITIONS:
    --------------------

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

Had the acquisitions occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net income, diluted net income per share and diluted weighted average number of common shares outstanding would be as follows (in thousands except net income per share data):


                                  Three Months Ended                Six Months Ended
                                  ------------------                ----------------
                              September 30,  September 26,    September 30,  September 26,
                                  1997           1998             1997           1998
                              -------------  -------------    -------------  -------------
Net Sales                       $71,189        $79,401          $137,015       $152,675

Net Income                        2,316          3,401             3,184          6,032

Diluted net income per
share                           $  0.35        $  0.31          $   0.48       $   0.54

Diluted weighted average
shares outstanding                6,678         11,140             6,654         11,132


The Company announced that it had discontinued negotiations regarding the acquistions of Valley Construction Supply and Junior's Tools on August 3, 1998 and September 21, 1998, respectively.

3.  EARNINGS PER SHARE
    ------------------

The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods presented (in thousands):

                                     Three Months Ended                      Six Months Ended
                                     ------------------                      ----------------
                               September 30,      September 26,       September 30,      September 26,
                                   1997               1998                1997               1998
                               -------------      -------------       -------------      -------------
                              Income   Shares    Income   Shares     Income   Shares     Income   Shares
                              ------   ------    ------   ------     ------   ------     ------   ------
Net income                    $1,152             $3,401              $1,555             $6,006

Less: preferred stock
dividends                       (150)                --                (300)                --
                              ------             ------              ------             ------
Basic EPS:
   Income (loss) allocated
   to common
   shareholders/weighted
   average shares              1,002    1,136     3,401    10,652     1,255   1,112      6,006   10,627

Effect of Dilutive
Securities

   Warrants                             1,190                  --             1,190                  --

   Options                                558                 488               558                 505

   Convertible preferred
   stock                         150    3,794                  --       300   3,794                  --
                              ------    -----    ------    ------    ------   -----     ------   ------
   Diluted EPS                $1,152    6,678    $3,401    11,140    $1,555   6,654     $6,006   11,132
                              ======    =====    ======    ======    ======   =====     ======   ======


4.  INCOME TAXES:
    -------------
The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. The statement requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities given the provisions of the enacted tax laws.

5.  PUBLIC OFFERING:
    ----------------

In October, 1997 the Company completed its initial public offering of 4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, redeem Redeemable Preferred Stock and pay preferred stock dividends.

Immediately prior to the consummation of the offering, the Company effected a
1.74 for 1 stock split of the common stock, which has been reflected for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales. Net sales for the three months ended September 26, 1998 ("second quarter 1998") increased $30.7 million, or 63%, to $79.4 million compared to $48.7 million for the three months ended September 30, 1997 ("second quarter 1997"). The growth in net sales compared to the prior year was the result of a 13% increase in same store sales, the expansion of product lines and the acquisitions of Burke, JEF, Sierra, CCS, Watts and Nyco.

Gross Profit. Gross profit for the second quarter 1998 increased $10.4 million, or 67%, to $25.9 million compared to $15.5 million for the second quarter 1997. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross profit margin for the second quarter of 1998 was 32.7% compared to 31.9% for the second quarter of 1997. The higher gross profit margin over the prior year is primarily due to a change in product mix, an increase in rental business and early payment discounts.

Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased $7.6 million or 65%, to $19.3 million for the second quarter 1998 compared to $11.7 million for the second quarter 1997. As a percent of sales, SG&A was 24.3% for the second quarter 1998 and 24.1% for the second quarter of 1997.

Selling expenses increased $6.9 million, or 75%, to $15.9 million for the second quarter 1998 from $9.1 million for the second quarter 1997. The increase is due to increased advertising and commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the second quarter 1998 were 20.1% compared to 18.7% for the second quarter 1997.

General, administrative and distribution center expenses increased $0.7 million, or 28%, to $3.4 million for the second quarter 1998 from $2.6 million for the second quarter 1997. The increase in general and administrative expenses is primarily due to increased distribution and administration costs to process the increased sales volume. General, administrative and distribution center expenses as a percentage of net sales for the second quarter 1998 were 4.3%, as compared to 5.4% for the second quarter 1997. Exclusive of the effects of goodwill and covenant not to compete amortization of $0.4 million in the second quarter 1998 and $0.2 million in the second quarter 1997, general and administrative expenses increased 24%.

Income from Operations. Income from operations for the second quarter 1998 increased $2.8 million, or 73%, to $6.6 million compared to $3.8 million for the second quarter 1997. The increase in operating margin for the second quarter 1998 compared to the second quarter 1997 was primarily the result of the increase in gross profit margins as a percentage of sales. The operating margin was 8.3% for the second quarter 1998 compared to 7.8% for the second quarter 1997.

Interest Expense, net. Interest expense, net of interest income, decreased $0.9 million, or 49%, to $1.0 million in the second quarter 1998 from $1.9 million for the second quarter 1997. This decrease was due to a reduction of outstanding debt and lower interest cost as a result of the Company's initial public offering. Additionally, the Company entered into a new credit facility in October, 1997, which reduced the Company's interest rate. The decrease in interest expense is partially offset by the increased borrowings to obtain early payment discounts.

Net Income. Net income for the second quarter 1998 was $3.4 million versus net income of $1.2 million for the second quarter 1997. This increase reflects the cumulative effects of the increase in gross profit and the decrease in interest expense offset, in part, by the increase in SG&A expenses.

                 SIX MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO
                      SIX MONTHS ENDED SEPTEMBER 30, 1997

Net Sales. Net sales for the six months ended September 26, 1998 ("first half 1998") increased $62.0 million, or 72%, to $148.0 million compared to $86.0 million for the six months ended September 30, 1997 ("first half 1997"). The growth in net sales compared to the prior year was the result of a 13% increase in same store sales, the expansion of product lines and the acquisitions of Stop, Viking, Burke, JEF, Sierra, CCS, Watts and Nyco.

Gross Profit. Gross profit for the first half 1998 increased $21.0 million, or 78%, to $48.0 million compared to $27.0 million for the first half 1997. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross profit margin for the first half of 1998 was 32.4% compared to 31.4% for the first half of 1997. The higher gross profit margin over the prior year is primarily due to a change in product mix, an increase in rental business, and early payment discounts.

Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased $15.0 million or 71%, to $36.2 million for the first half 1998 compared to $21.2 million for the first half 1997. As a percent of sales, SG&A was 24.5% for the first half 1998 and 24.6% for the first half 1997.

Selling expenses increased $13.2 million, or 81%, to $29.6 million for the first half 1998 from $16.4 million for the first half 1997. The increase is due to increased advertising and commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the first half 1998 were 20.0% compared to 19.1% for the first half 1997.

General, administrative and distribution center expenses increased $1.8 million, or 38%, to $6.6 million for the first half 1998 from $4.8 million for the first half 1997. The increase in general and administrative expenses is primarily due to increased distribution and administration costs to process the increased sales volume. General, administrative and distribution center expenses as a percentage of net sales for the first half 1998 were 4.4%, as compared to 5.5% for the first half 1997. Exclusive of the effects of goodwill and covenant not to compete amortization of $0.8 million in the first half 1998 and $0.3 million in the first half 1997, general and administrative expenses increased 31%.

Income from Operations. Income from operations for the first half 1998 increased $6.0 million, or 102%, to $11.8 million compared to $5.8 million for the first half 1997. The increase in operating margin for the first half 1998 compared to the first half 1997 was primarily the result of the increase in gross profit margins as a percentage of sales. The operating margin was 8.0% for the first half 1998 compared to 6.8% for the first half 1997.

Interest Expense, net. Interest expense, net of interest income, decreased $1.4 million, or 43%, to $1.8 million in the first half 1998 from $3.2 million for the first half 1997. This decrease was due to a reduction of outstanding debt as a result of the Company's initial public offering. Additionally, the Company entered into a new credit facility in October, 1997, which reduced the Company's interest rate. The decrease in interest expense is partially offset by the increased borrowings to obtain early payment discounts.

Net Income. Net income for the first half 1998 was $6.0 million versus net income of $1.6 million for the first half 1997. This increase reflects the cumulative effects of the increase in gross profit and the decrease in interest expense offset, in part, by the increase in SG&A expenses.

FINANCIAL CONDITION

Working Capital. During the first half 1998, operating working capital increased $12.3 million. The change in operating working capital was primarily the result of increases in accounts receivable of $17.1 million, inventories of $10.7 million, and prepaid expenses of $0.2 million, which were partially offset by increases in accounts payable of $11.0 million and accrued liabilities of $4.5 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow. For the first half 1998, the Company generated approximately $1.4 million of net cash from operating activities. Net cash used in investing activities was $30.0 million, including $27.6 million used for acquisitions and $2.4 million used for additions to property and equipment. Financing activities during the first half of 1998 provided net cash of $30.0 million, including $30.3 million borrowed under the Credit Agreement.

Liquidity and Capital Resources. At September 26, 1998, the Company had cash of $3.2 million and working capital of $48.4 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at September 26, 1998, was approximately $121.9 million.

The Company's primary capital needs have been for acquisitions and to fund the working capital requirements necessitated by its sales growth, acquisitions, facilities and product line expansions. During the six months ended September 26, 1998, the Company's primary sources of financing have been cash from operations and bank borrowings under the Company's revolving and term credit facility (the "Credit Facility"). In prior years, in addition to the above sources, the Company accessed financing through senior and subordinated debt, the sale of preferred equity, and a portion of the proceeds from the initial public offering.

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

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been lower in the last two quarters of its fiscal year. As the Company's mix of businesses evolves through future acquisitions, those seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

In October, 1997 the Company completed its initial public offering of 4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, Convertible Preferred Stock, Redeemable Preferred Stock and related accrued dividends.

In October, 1997 the Company entered into a Credit Agreement with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Agreement contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Agreement also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio. At September 26, 1998, the Company had approximately $55.4 million available under the aforementioned facilities.

During the six months ended September 26, 1998, the Company completed four acquisitions. Effective April 1, 1998, the Company acquired 100% of the stock of Sierra Supply, Inc. and CCS Supply, Inc. Effective May 1, 1998, the Company acquired 100% of the stock of NYCO, Inc. and Charles R. Watts Co. The cash portion of the acquisitions was funded from the Company's delayed draw term loan facility in the amount of approximately $27.6 million net of cash acquired. Additionally, the Company issued approximately 106,000 shares of common stock related to the Watts acquisition.

Year 2000
---------

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. During Fiscal 1997, the Company developed a plan to devote the necessary resources to: (1) identify and modify systems impacted by the Year 2000 Problem, (2) implement new systems to become Year 2000 compliant in a timely manner, (3) contact its major suppliers seeking information about their internal compliance efforts, (4) contact its major customers seeking information about their internal compliance efforts and (5) develop contingency plans in case of supplier or customer disruptions. The total cost of executing this plan is estimated at $300,000 and, as of September 26, 1998, the Company was approximately 50% complete with the execution of this plan. On November 2, 1998, the Company implemented an application software upgrade that addresses the "Year 2000 Problem" for the Companies' major internal computer processing function. In addition, the Company has contacted its major suppliers and vendors seeking information about their internal compliance efforts. The Company's risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation, manufacturing shut-downs, bank errors and computer errors by vendors. The Company is in the process of developing contingency plans for those areas which might be affected by the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the Year 2000 on a timely basis, it could result in a material financial risk.

Impact of Inflation and Changing Prices
---------------------------------------

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.


FORWARD-LOOKING STATEMENTS -- Under the Private Securities Litigation Act of
1995

Certain statements in this quarterly report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and management's ability to continue to integrate acquisitions, dependence on systems, environmental matters and other specific factors discussed in the Company's Form 10-K for the fiscal year ended March 31, 1998, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on September 22, 1998. The stockholders approved the increase in number of shares authorized for issuance under the 1997 Long-Term Equity Incentive Plan with votes cast as follows: 4,033,594 shares for; 1,175,452 shares against; and 2,100 shares abstained. The stockholders approved the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending March 31, 1999, with votes cast as follows: 5,171,759 shares for; 37,337 shares against; and 2,050 shares abstained.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           11.1 Computation of Basic and Diluted Earnings Per Share

           27.0 Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WHITE CAP INDUSTRIES, INC.



November 9, 1998           /s/ Greg Grosch
                           ---------------------------------------------
                           Greg Grosch
                           President/Chief Executive Officer




November 9, 1998           /s/ Chris Lane
                           ---------------------------------------------
                           Chris Lane
                           Chief Financial Officer

                                                            Sequentially
Exhibit Number       Description                            Numbered Page
--------------       -----------                            -------------

    11.1             Computations of Basic and Diluted
                     Earnings Per Share

    27.0             Financial Data Schedule