Form 10-Q
period 1998-12-26
WHITE CAP HOLDINGS INC
filed 1999-02-08
CIK 1044100

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1998
                           Commission File No. 0-22989



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

                          Yes     [X]        No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                           Outstanding at 12/31/98
                       -----                           -----------------------
            Common Stock, $.01 Par Value                    10,680,175

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

               Condensed Consolidated Statements of Operations (Unaudited)
               for the Three Months and Nine Months Ended
               December 31, 1997 and December 26, 1998...................................3

               Condensed Consolidated Balance Sheets at March 31, 1998
               and December 26, 1998 (Unaudited).........................................4

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               for the Nine Months Ended December 31, 1997 and December 26, 1998.........5

               Notes to Condensed Consolidated Financial Statements (Unaudited)..........7

ITEM 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................................9


PART II        OTHER INFORMATION

ITEM 1         Legal Proceedings........................................................14

ITEM 2         Changes in Securities....................................................14

ITEM 3         Defaults upon Senior Securities..........................................14

ITEM 4         Submission of Matters to a Vote of Security Holders......................14

ITEM 5         Other Information........................................................14

ITEM 6         Exhibits and Reports on Form 8-K.........................................14

SIGNATURES     .........................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           WHITE CAP INDUSTRIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (unaudited)

                      (In thousands, except per share data)


                                             Three Months Ended               Nine Months Ended
                                         ----------------------------    ----------------------------
                                         December 31,    December 26,    December 31,    December 26,
                                             1997            1998           1997            1998
                                         ------------    ------------    ------------    ------------
Net sales                                  $  50,300       $  73,813      $ 136,306       $ 221,851

Cost of sales                                 33,909          49,003         92,916         149,040
                                           ---------       ---------      ---------       ---------

  Gross profit                                16,391          24,810         43,390          72,811

Selling, general & administrative             13,183          19,701         34,336          55,915

Non-recurring charge                           1,426              --          1,426              --
                                           ---------       ---------      ---------       ---------

  Income from operations                       1,782           5,109          7,628          16,896

Interest expense, net                            897             954          4,109           2,798
                                           ---------       ---------      ---------       ---------

Income before income taxes and
extraordinary charges                            885           4,155          3,519          14,098

Income tax provision                             350           1,646          1,429           5,583
                                           ---------       ---------      ---------       ---------

Net income before extraordinary
charges                                          535           2,509          2,090           8,515

Extraordinary charges, net of tax              5,997              --          5,997              --
                                           ---------       ---------      ---------       ---------

  Net income (loss)                        $  (5,462)      $   2,509      $  (3,907)      $   8,515
                                           =========       =========      =========       =========

Basic income (loss) per share:
  Income before extraordinary charges      $    0.06       $    0.24      $    0.50       $    0.80
  Extraordinary charges                        (0.75)             --          (1.76)             --
                                           ---------       ---------      ---------       ---------
  Income (loss) per share                  $   (0.69)      $    0.24      $   (1.26)      $    0.80
                                           =========       =========      =========       =========
  Basic weighted average shares
  outstanding                                  7,960          10,672          3,403          10,642
                                           =========       =========      =========       =========

Diluted income (loss) per share:
  Income before extraordinary charges      $    0.05       $    0.23      $    0.27       $    0.76
  Extraordinary charges                        (0.61)             --          (0.77)             --
                                           ---------       ---------      ---------       ---------
  Income (loss) per share                  $   (0.56)      $    0.23      $   (0.50)      $    0.76
                                           =========       =========      =========       =========
  Diluted weighted average shares
  outstanding                                  9,832          11,147          7,765          11,182
                                           =========       =========      =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                     ASSETS

                                                                             March 31,      December 26,
                                                                                1998           1998
                                                                             ---------      ------------
                                                                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   1,720       $   1,943
  Accounts receivable, net of allowance for doubtful accounts of $1,097
   and $1,822 at March 31, 1998 and December 26, 1998, respectively             30,631          45,493
  Inventories                                                                   33,729          50,161
  Prepaid expenses and other                                                       390             698
  Deferred income taxes                                                          3,122           2,157
                                                                             ---------       ---------
                                                                                69,592         100,452
                                                                             ---------       ---------
PROPERTY AND EQUIPMENT, net                                                     13,806          17,992
INTANGIBLE ASSETS, net                                                          34,667          57,278
OTHER ASSETS                                                                       215             357
                                                                             ---------       ---------
                                                                             $ 118,280       $ 176,079
                                                                             =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                          $     526       $     639
  Accounts payable                                                              27,783          35,654
  Accrued liabilities                                                            6,657           7,406
                                                                             ---------       ---------
                                                                                34,966          43,699
                                                                             ---------       ---------
LONG-TERM DEBT, net of current portion                                          17,080          55,105
                                                                             ---------       ---------
DEFERRED INCOME TAXES                                                              180             220
                                                                             ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.10 par value:
   Designated - 1,000,000 shares; issued and outstanding -
   60,000 at March 31, 1998 and December 26, 1998, respectively                      6               6
  Common Stock, $.01 par value:
   Authorized - 20,000,000 shares; issued and outstanding -
   10,383,341 at March 31, 1998 and 10,679,520 at December 26, 1998                100             103
  Additional paid-in capital                                                    74,763          77,246
  Accumulated deficit                                                           (8,815)           (300)
                                                                             ---------       ---------
                                                                                66,054          77,055
                                                                             ---------       ---------
                                                                             $ 118,280       $ 176,079
                                                                             =========       =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (unaudited)

                                 (In thousands)


                                                                                           Nine Months Ended
                                                                                     ----------------------------
                                                                                     December 31,    December 26,
                                                                                         1997            1998
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                    $ (3,907)      $  8,515
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
   Depreciation and amortization                                                          2,022          3,229
   Gain on disposition of property and equipment                                            (91)            (8)
   Imputed interest on the conversion of debts and warrants                                 250             --
  Changes in assets and liabilities, net of effects from acquisitions:
   Increase in accounts receivable                                                       (2,232)        (8,766)
   Increase in inventories                                                               (4,875)       (11,115)
   Increase in prepaid expenses and other                                                (2,270)          (342)
   (Increase) decrease in deferred tax asset                                                (44)           965
   Increase in accounts payable                                                           2,893          5,046
   Increase in accrued expenses                                                           2,202           (594)
   Increase in deferred tax liability                                                        28             40
                                                                                       --------       --------

  Net cash used in operating activities                                                  (6,024)        (3,030)
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (2,146)        (4,583)
  Proceeds from sale of property and equipment                                              321             16
  Acquisitions of businesses, net of $206 and $875 in cash acquired, respectively       (28,992)       (29,995)
                                                                                       --------       --------

  Net cash used in investing activities                                                 (30,817)       (34,562)
                                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under line of credit agreement                               (3,667)        38,100
  Principal payments on notes payable                                                   (26,427)          (442)
  Proceeds from the exercise of warrants                                                    250             --
  Preferred dividends paid                                                                 (711)            --
  Preferred stock sold                                                                        6             --
  Preferred stock redemption                                                             (2,650)            --
  Common stock issued                                                                    71,683            157
  Increase in deferred finance costs                                                        (61)            --
                                                                                       --------       --------

  Net cash provided by financing activities                                              38,423         37,815
                                                                                       --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,582            223
CASH AND CASH EQUIVALENTS, beginning of period                                              214          1,720
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS, end of period                                               $  1,796       $  1,943
                                                                                       ========       ========

                            (continued on next page)

                           WHITE CAP INDUSTRIES, INC.

                                 (In thousands)


                                                              Nine Months Ended
                                                        ----------------------------
                                                        December 31,    December 26,
                                                            1997            1998
                                                        ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for -
  Interest                                                $  3,218       $  2,392
                                                          ========       ========
  Income taxes, net of refunds                            $    476       $  2,960
                                                          ========       ========
DETAILS OF ACQUISITIONS:
  Fair value of assets                                    $ 36,406       $ 37,638
  Liabilities assumed                                       (7,208)        (4,440)
                                                          --------       --------
  Acquisitions price                                        29,198         33,198
  Less cash acquired                                          (206)          (875)
  Less common stock issued for acquisition                      --         (2,328)
                                                          --------       --------
  Net cash paid for acquisitions                          $ 28,992       $ 29,995
                                                          ========       ========
NON CASH FINANCING ACTIVITIES:
  Common stock issued for acquisition                     $     --       $  2,328
                                                          ========       ========
  Equipment acquired under capital lease obligations      $     --       $    384
                                                          ========       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

                                DECEMBER 26, 1998


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

2.  RECENT ACQUISITIONS:

During 1997 and 1998, the Company acquired the following businesses:

                BUSINESS ACQUIRED                    DATE ACQUIRED
                -----------------                    -------------
                Stop Supply                          May 1, 1997
                Viking Distributing                  June 25, 1997
                Burke Concrete Associates L.P.       November 1, 1997
                JEF Supply                           February 1, 1998
                Sierra Supply                        April 1, 1998
                CCS                                  April 1, 1998
                Charles R. Watts Co.                 May 1, 1998
                Nyco                                 May 1, 1998
                Sun City                             December 14, 1998

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

Had the acquisitions and initial public offering occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net income, diluted net income per share and diluted weighted average number of common shares outstanding would be as follows (in thousands, except net income per share data):


                                                       Three Months Ended              Nine Months Ended
                                                  ----------------------------    ---------------------------
                                                  December 31,    December 26,    December 31,    December 26,
                                                      1997            1998            1997            1998
                                                  ------------    ------------    ------------    ------------
Net Sales                                          $ 65,238        $ 74,818        $203,480        $228,260

Net Income                                            1,912           2,383           4,930           8,101

Diluted net income per share                       $   0.19        $   0.21        $   0.63        $   0.72

Diluted weighted average shares outstanding           9,832          11,147           7,765          11,182

3.      EARNINGS PER SHARE

The following is a reconciliation of the Company's net income (loss) and weighted average shares outstanding for the purpose of calculating basic and diluted earnings (loss) per share for all periods presented (in thousands):

                                                     Three Months Ended                               Nine Months Ended
                                      ---------------------------------------------    ---------------------------------------------
                                        December 31, 1997        December 26, 1998       December 31, 1997       December 26, 1998
                                      ---------------------    --------------------    ---------------------    --------------------
                                       Income                   Income                  Income                  Income
                                       (loss)       Shares      (loss)      Shares      (loss)       Shares      (loss)      Shares
                                      --------     --------    --------    --------    --------     --------    --------    --------
Net income (loss) after
  extraordinary charges               $ (5,462)                $  2,509                $ (3,907)                $  8,515

Less: preferred stock dividends            (44)                      --                    (344)                      --
                                      --------                 --------                --------                 --------

Basic EPS:
    Income (loss) allocated
    to common shareholders/weighted
    average shares                      (5,506)       7,960       2,509      10,672      (4,251)       3,403       8,515      10,642

Effect of Dilutive Securities

    Warrants                                            321                      --                      932                      --

    Options                                             561                     475                      561                     540

    Convertible preferred stock             44          990                      --         344        2,869                      --

                                      --------     --------    --------    --------    --------     --------    --------    --------
    Diluted EPS                       $ (5,462)       9,832    $  2,509      11,147    $ (3,907)       7,765    $  8,515      11,182
                                      ========     ========    ========    ========    ========     ========    ========    ========

4.      INCOME TAXES:

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

RESULTS OF OPERATIONS

                THREE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1997

Net Sales Net sales for the three months ended December 26, 1998 ("third quarter 1998") increased $23.5 million, or 47%, to $73.8 million compared to $50.3 million for the three months ended December 31, 1997 ("third quarter 1997"). The growth in net sales compared to the prior year was the result of a 13% increase in same store sales, the expansion of product lines and the acquisitions of Burke, JEF, Sierra, CCS, Watts, Nyco, and Sun City.

Gross Profit Gross profit for the third quarter 1998 increased $8.4 million, or 51%, to $24.8 million compared to $16.4 million for the third quarter 1997. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross profit margin for the third quarter of 1998 was 33.6% compared to 32.6% for the third quarter of 1997. The higher gross profit margin over the prior year is primarily due to a change in product mix, an increase in rental business and early payment discounts.

Selling, General and Administrative Expense Selling, general and administrative expense ("SG&A") increased $6.5 million or 49%, to $19.7 million for the third quarter 1998 compared to $13.2 million for the third quarter 1997. As a percent of sales, SG&A was 26.7% for the third quarter 1998 and 26.2% for the third quarter of 1997.

Selling expenses increased $5.9 million, or 56%, to $16.5 million for the third quarter 1998 from $10.6 million for the third quarter 1997. The increase is due to the opening of one new branch, the expansion of three branches, the remodeling of three branches, increased advertising, increased commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the third quarter 1998 were 22.3% compared to 21.0% for the third quarter 1997.

General, administrative and distribution center expenses increased $0.6 million, or 23%, to $3.2 million for the third quarter 1998 from $2.6 million for the third quarter 1997. The increase in general and administrative expenses is primarily due to increased distribution and administration costs to process the increased sales volume. General, administrative and distribution center expenses as a percentage of net sales for the third quarter 1998 were 4.4%, as compared to 5.2% for the third quarter 1997. Exclusive of the effects of goodwill and covenant not to compete amortization of $0.4 million in the third quarter 1998 and $0.2 million in the third quarter 1997, general and administrative expenses increased 19%.

Income from Operations Income from operations for the third quarter 1998 increased $3.3 million, or 183%, to $5.1 million compared to $1.8 million for the third quarter 1997. The increase in operating income for the third quarter 1998 compared to the third quarter 1997 was primarily the result of a non-recurring charge in the third quarter 1997, as well as the increase in gross profit margins as a percentage of sales. Exclusive of the effects of the non-recurring charge, the operating margin was 6.9% for the third quarter 1998 compared to 6.4% for the third quarter 1997.

Interest Expense, net Interest expense, net of interest income, increased $0.05 million, or 6%, to $0.95 million in the third quarter 1998 from $0.90 million in the third quarter 1997. The increase in interest expense is primarily the result of increased borrowing to fund acquisitions and to obtain early payment discounts.

Net Income Net income for the third quarter 1998 was $2.5 million compared to a $5.5 million net loss for the third quarter 1997. This increase was primarily due to extraordinary and non-recurring charges in the third quarter 1997 and the increase in gross profit partially offset by the increase in SG&A expenses.

                 NINE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO
                       NINE MONTHS ENDED DECEMBER 31, 1997

Net Sales Net sales for the nine months ended December 26, 1998 increased $85.5 million, or 63%, to $221.9 million compared to $136.3 million for the nine months ended December 31, 1997. The growth in net sales compared to the prior year was the result of a 13% increase in same store sales, the expansion of product lines and the acquisitions of Stop, Viking, Burke, JEF, Sierra, CCS, Watts, Nyco, and Sun City.

Gross Profit Gross profit for the first nine months of 1998 increased $29.4 million, or 68%, to $72.8 million compared to $43.4 million for the first nine months of 1997. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross profit margin for the first nine months of 1998 was 32.8% compared to 31.8% for the first nine months of 1997. The higher gross profit margin over the prior year is primarily due to a change in product mix, an increase in rental business and early payment discounts.

Selling, General and Administrative Expense Selling, general and administrative expense ("SG&A") increased $21.6 million or 63%, to $55.9 million for the first nine months of 1998 compared to $34.3 million for the first nine months of 1997. As a percent of sales, SG&A was 25.2% for the first nine months of 1998 and 1997.

Selling expenses increased $19.2 million, or 71%, to $46.1 million for the first nine months of 1998 from $26.9 million for the first nine months of 1997. The increase is due to the opening of two new branches, the expansion of five branches, the remodeling of seven branches, increased advertising, increased commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the first nine months of 1998 were 20.8% compared to 19.8% for the first nine months of 1997.

General, administrative and distribution center expenses increased $2.4 million, or 33%, to $9.8 million for the first nine months of 1998 from $7.4 million for the first nine months of 1997. The increase in general and administrative expenses is primarily due to increased distribution and administration costs to process the increased sales volume. General, administrative and distribution center expenses as a percentage of net sales for the first nine months of 1998 were 4.4%, as compared to 5.4% for the first nine months of 1997. Exclusive of the effects of goodwill and covenant not to compete amortization of $1.1 million in the first nine months of 1998 and $0.6 million in the first nine months of 1997, general and administrative expenses increased 27%.

Income from Operations Income from operations for the first nine months of 1998 increased $9.3 million, or 122%, to $16.9 million compared to $7.6 million for the first nine months of 1997. The increase in income from operations for the first nine months of 1998 compared to the first nine months of 1997 was primarily the result of the non-recurring charge in the third quarter 1997, as well as the increase in gross profit margins as a percentage of sales. Exclusive of the effects of the non-recurring charge in 1997, the operating margin was 7.6% for the first nine months of 1998 compared to 6.6% for the first nine months of 1997.

Interest Expense, net Interest expense, net of interest income, decreased $1.3 million, or 32%, to $2.8 million in the first nine months of 1998 from $4.1 million for the first nine months of 1997. This decrease was due to a reduction of outstanding debt as a result of the Company's initial public offering. Additionally, the Company entered into a new credit facility in October 1997 which substantially reduced the Company's interest rate. The decrease in interest expense is partially offset by the increased borrowings to fund acquisitions and to obtain early payment discounts.

Net Income Net income for the first nine months of 1998 was $8.5 million compared to a $3.9 million net loss for the first nine months of 1997. This increase was primarily due to extraordinary and non-recurring charges in the third quarter 1997, and also the cumulative effects of the increase in gross profit and the decrease in interest expense partially offset by the increase in SG&A expenses.

FINANCIAL CONDITION

Working Capital During the first nine months of 1998, operating working capital increased $22.0 million. The change in operating working capital was primarily the result of increases in accounts receivable of $14.8 million, inventories of $16.4 million, prepaid expenses of $0.3 million, accounts payable of $7.9 million and accrued liabilities of $0.7 million, and a decrease in deferred income taxes of $0.9 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow For the first nine months of 1998, the Company used approximately $3.0 million of net cash from operating activities. Net cash used in investing activities was $34.6 million, including $30.0 million used for acquisitions and $4.6 million used for additions to property and equipment. Financing activities during the first nine months of 1998 provided net cash of $37.8 million, including $38.1 million borrowed under the Credit Facility.

Liquidity and Capital Resources At December 26, 1998, the Company had cash of $1.9 million and working capital of $56.7 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at December 26, 1998, was approximately $132.2 million.

The Company's primary capital needs have been for acquisitions and to fund the working capital requirements necessitated by its sales growth, acquisitions, facilities and product line expansions. During the nine months ended December 26, 1998, the Company's primary sources of financing have been cash from operations and bank borrowings under the Company's revolving and term credit facility (the "Credit Facility"). In prior years, in addition to the above sources, the Company accessed financing through senior and subordinated debt, the sale of preferred equity, and proceeds from the initial public offering.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year ended March 27, 1999. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and common stock. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter to fund the Company's acquisition program. Accordingly, the Company continuously evaluates its financing capabilities based on changing market conditions and opportunities.

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been lower in the last two quarters of its fiscal year. As the Company's mix of businesses evolves through future acquisitions, those seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general or regional economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

In October, 1997 the Company completed its initial public offering of 4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, Convertible Preferred Stock, Redeemable Preferred Stock and related accrued dividends.

In October, 1997 the Company entered into a Credit Facility with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). The Credit Facility expires October 29, 2001, and has a one year option to extend through October 2002. Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Facility contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Facility also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio. At December 26, 1998, the Company had approximately $47.6 million available under the aforementioned facilities.

During the nine months ended December 26, 1998, the Company completed five acquisitions. Effective April 1, 1998, the Company acquired 100% of the stock of Sierra Supply, Inc. and CCS Supply, Inc. Effective May 1, 1998, the Company acquired 100% of the stock of NYCO, Inc. and Charles R. Watts Co. Effective December 14, 1998, the Company acquired certain assets of Sun City, Inc. The cash portion of the acquisitions was funded from the Company's delayed draw term loan facility in the amount of approximately $30.0 million net of cash acquired. Additionally, the Company issued approximately 106,000 shares of common stock related to the Watts acquisition.

Year 2000

Many existing computer programs use only two digits to identify a year in the date field. As the century date change occurs, these programs may recognize the year 2000 as 1900, or not at all. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on each of its internal systems and those of third parties. These plans are expected to be implemented primarily with the use of internal personnel.

The Company's internal systems consist of its central operating and accounting systems, which handle the majority of its business transactions, and other remote operating systems, which have resulted from the Company's acquisition program. Plans to address the Year 2000 Issue with respect to the Company's internal systems include an assessment phase, a remediation phase and a testing phase.

The Company has completed an assessment of its central operating and accounting systems. This assessment has resulted in the identification of certain modifications which were necessary to bring these systems into year 2000 compliance. These modifications have been made and are in the final testing phase. Final testing, along with any further remediation efforts necessary to ensure year 2000 compliance, is scheduled for completion in fiscal 1999. Based on the results of initial testing, with respect to these two systems, the Company does not anticipate that the Year 2000 Issue will materially impact its operations or operating results.

An assessment of the Company's three remote operating systems in place as of December 26, 1998 is also complete. These systems are not year 2000 compliant. All such systems are, however, expected to be converted to the Company's central operating and accounting systems or to be modified to ensure year 2000 compliance using vendor-supplied software. The remediation and testing phases for these remote operating systems are expected to be completed by July 31, 1999.

Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $300,000. Approximately 75% of these costs were incurred through December 26, 1998 and the remaining costs are expected to be incurred through March 2000. The estimate of $300,000 excludes costs of converting remote operating systems to the Company's central operating and accounting systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities.

The Company believes its planning efforts are adequate to address the Year 2000 Issue and that its greatest risks in this area are primarily those that it cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of any of these entities to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. Management believes that its exposure to third party risk may be minimized to some extent because it does not rely significantly on any one supplier or customer. There can be no guarantee, however, that the systems of other third parties on which the Company's systems and operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

Over the past year, the Company has been contacting its major suppliers, customers and service providers regarding their Year 2000 Issues. However, the Company does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. However, because the Company believes this area is among its greatest risks, as information is received and evaluated, the Company intends to develop contingency plans, as deemed necessary, to safeguard its ongoing operations. Such contingency plans may include identifying alternative supplies or service providers, stockpiling certain inventories if alternative sources of supply are not available, evaluating the impact and credit worthiness of non-compliant customers and the addition of lending capacity if deemed necessary to finance higher levels of inventory or working capital on an interim basis.

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



                                        WHITE CAP INDUSTRIES, INC.



February 5, 1999                        /s/ Greg Grosch
                                        ----------------------------------------
                                        Greg Grosch
                                        President/Chief Executive Officer



February 5, 1999                        /s/ Chris Lane
                                        ----------------------------------------
                                        Chris Lane
                                        Chief Financial Officer

                                                                 Sequentially
Exhibit Number              Description                          Numbered Page
--------------              --------------                       -------------
     27.0                   Financial Data Schedule