Form 10-K
period 1999-03-27
WHITE CAP HOLDINGS INC
filed 1999-06-25
CIK 1044100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 27, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22989

                           WHITE CAP INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                        84-1380403
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION
                       ORGANIZATION)                                         NO.)

 3120 AIRWAY AVENUE, COSTA MESA, CALIFORNIA       92626
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 850-0900
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
                                (Title of class)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Common Stock, $.01 par value, outstanding as of May 28, 1999: 10,725,188 shares.

     Aggregate market value of voting stock held by non-affiliates of the registrant computed at the NASDAQ closing price of $13.50 as of May 28, 1999, was $144,790,038.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for its Annual Meeting of Stockholders, to be held in September of 1999, which has been filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WHITE CAP INDUSTRIES, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     White Cap Industries, Inc. ("White Cap" or the "Company") is one of the leading business to business retailers to professional contractors in the Western United States. The Company offers over 30,000 stock keeping units ("SKU's") of specialty tools and materials oriented to professional contractors ("pro-oriented"). The Company targets medium and large-sized professional contractors, including professional concrete, framing, waterproofing, landscaping, grading, electrical, mechanical and general contractors. The Company markets its products through its branch locations, its highly experienced outside sales force, a toll-free centralized fulfillment center, and through the strategic distribution of its in-stock catalogs. As of March 27, 1999, the Company operated 40 branch locations.

     The Company sells a wide variety of pro-oriented products, including construction materials, hand tools, fasteners, structural connectors, power tools, light construction equipment, steel reinforcing bar (rebar), bulk and collated gun nails and specialty cementatious products. In addition, at certain branches the Company provides rental services on selected items such as forms, brackets and braces used in the construction of concrete "tilt-up" buildings and poured in place projects, as well as power tools and miscellaneous light construction equipment. The Company's products are used by professional contractors in new construction, maintenance and repair projects.

     The Company believes that it has developed a business model that differs substantially from that of traditional contractor suppliers and large home center retailers. The model is based on offering superior customer service and convenient "one-stop" shopping at its branch locations. Unlike traditional contractor suppliers, who typically fill orders from warehouses not accessible to customers, the Company encourages customers to shop at its branches where they can browse through the warehouse aisles and adjacent outdoor yards. The Company's prototypical store format consists of approximately 15,000 to 20,000 square feet of interior floor space with an adjacent outdoor yard of approximately equal square footage. The Company's focus on merchandising exposes customers to a wide range of product offerings and promotes significant add-on sales. As a result, approximately 50% of the Company's net sales are generated from "walk-in" and "will call" business. Customers can also select items from the Company's in-stock catalogs, distributed to approximately 80,000 professional contractors, listing approximately 9,000 of the best selling SKUs maintained in stock. Customers can order products by phone, fax, at a sales branch or through the outside sales force. The Company's highly experienced sales force maintains frequent customer contact, providing pro-oriented services on and off the job-site. Through its high in-stock position and sophisticated inventory management systems, the Company is able to fulfill approximately 95% of the items included in each customer order and provide same-day or next-day delivery.

OPERATIONS

  Sales Force/Customer Service

     The Company's sales force consists of approximately 300 salespersons committed to providing the highest level of customer service. The highly skilled and knowledgeable sales force is of crucial importance to the Company's success as the salespersons' relationships with their customers and their emphasis on customer service are the factors which result in customer loyalty and repeat business. The Company's operating model includes one inside salesperson for approximately every two outside salespeople. Inside salespeople are responsible for telemarketing, processing orders and providing timely follow-up to customers' questions. The Company's inside sales force also has the ability to locate hard-to-find products and process special orders. White Cap's outside sales force generates sales by making office sales calls and/or making direct sales calls to actual job sites. In addition, the outside sales force utilizes sales leads generated from industry databases, trade shows, vendors/suppliers, the inside counter sales force and telemarketing. The Company's highly experienced outside sales force is integral to the Company's efforts to add new customers and generate additional revenue from existing customers. White Cap's outside sales force has an average of 15 years industry experience and an average tenure of over six years with the Company and sells the Company's products on an exclusive basis. In addition to the outside and inside sales force, each branch location is staffed with counter sales personnel to service the "walk-in" and "will call" business. The Company's salespersons regularly receive product training both from internal and external sources to ensure they are current on all product developments. As a result the sales force is able to provide product recommendations as well as job-site assistance and instruction. Approximately 90% of the Company's outside sales force is paid on a 100% commission basis. The Company believes that its increased geographic presence will more effectively allow its sales force to serve medium and large-sized professional contractors with projects in multiple regions throughout the Western United States.

  Products

     White Cap offers its customers over 30,000 SKU's through its 40 branch locations. The Company sells a wide selection of brand name specialty products for professional contractors, including: building materials, specialty cementatious products, hand tools, fasteners, structural connectors, power tools, light construction equipment, rebar and bulk and collated gun nails. The Company sells certain products, including waterproofing products, construction adhesives and collated nails, under its own private label. Such products accounted for approximately 4% of sales for the year ended March 27, 1999 and serve to increase recognition of the White Cap name. In addition, in certain branches the Company provides rental services on selected items such as brackets and braces used in the construction of concrete "tilt-up" buildings, power tools and light construction equipment. The Company's products are used by professional contractors in new construction, maintenance and repair projects. In 1998, the Company established a toll-free centralized service center ("White Cap Direct") that enables customers to phone or fax in orders and have the orders shipped directly to their location. White Cap Direct expands the product offering to customers without having to stock the items in each location.

  Store Design

     All of the Company's branches are well-stocked and staffed by highly trained sales personnel. The Company's prototypical store format consists of approximately 15,000 to 20,000 square feet of interior floor space, plus an adjacent outdoor storage yard of approximately equal square footage. However, the Company adjusts store size to the sales volume of the market served. The majority of the Company's original branches are designed as open warehouses providing the customer complete access to the products in-stock both inside the store and in the adjacent outdoor storage yards. The Company believes that the open warehouse design of its branches, where its customers can browse through the aisles, gives the Company a competitive advantage over most traditional contractor suppliers whose branches have small showrooms and sales counters. Therefore, many of the acquired branches have been or are being converted to the open warehouse format.

     Seven acquired branches were converted to the Company's open warehouse model during the year ended March 27, 1999. The ongoing conversion process is scheduled based on seasonality to minimize the disruption of day-to-day operations.

  Customers

     White Cap sells to a variety of professional general and specialty building trade contractors in all three of the customer categories described above. The Company's primary customers include general, concrete, framing, waterproofing, landscape, grading, electrical and mechanical contractors. The Company believes that the professional relationships maintained through its outside sales force with its customers are of critical importance. Approximately 35% of the Company's revenues are from contractors engaged in residential construction. Approximately 65% of the Company's revenues are from commercial or infrastructure construction.

     As of March 27, 1999, White Cap had approximately 28,000 customers that have purchased at least one item during the past 12 months. This includes customers that do not have established credit accounts and pay upon purchase. No one customer generates more than 2% of net sales. For the fiscal year ended March 27, 1999, the Company's top ten customers in the aggregate generated approximately 5% of net sales.

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

     White Cap and its recently acquired companies publish in-stock catalogs. The most recent edition includes approximately 9,000 of the best selling SKU's. The current edition of the White Cap catalog includes SKU's not previously carried by White Cap, many of which were previously carried by the recently acquired companies. The Company's professionally prepared catalog has over 570 pages creatively displaying the broad array of products carried by the Company. The Company's catalogs are distributed in the branches and by the outside sales force to approximately 80,000 professional contractors. The Company also publishes certain specialty catalogs including a "Cal Trans - DOT" and a tilt-up and concrete accessories catalog. These specialized catalogs are unique to the industry and are valuable reference tools for the specialized contractors that use them. In addition, the Company publishes monthly the Contractor Trader which features sale pricing on selected products as well as tips and articles of interest to the industry. The Contractor Trader is distributed to over 100,000 professional contractors and other industry participants. The Company has expanded its distribution of the Contractor Trader to cover all customers of the acquired entities.

  Electronic Commerce

     The Company is currently selling a limited product offering via the internet and is expanding that offering over the next year. Additionally, the Company has a large product offering priced specifically for large municipalities that is offered via a business to business web site.

  Job-Site/Yard Delivery

     The Company's customers ordinarily receive next business day delivery via the Company's fleet of delivery trucks. The Company believes this is of crucial importance to professional contractors who rely on the Company's reputation for on-time delivery in order to meet their critical "just-in-time" ordering requirements and strict job production schedules. In addition, the majority of the Company's branch managers and outside sales force are provided with Company vehicles, usually standard pickup trucks which may be used to supplement the Company's fleet of delivery trucks and to provide "rush" or special delivery services. Additionally, the Company utilizes courier services for rush deliveries. The Company can also access the full product lines of most of its suppliers for drop-shipment to its customers.

  Suppliers

     White Cap enjoys well established relationships with all of its key suppliers and has maintained many of these relationships for over 10 years. The Company is one of the primary distributors for many industry brand names. In some of the markets that the Company serves, it has exclusive or semi-exclusive product distribution agreements, which gives it a competitive advantage on specific product lines. Management believes that outstanding supplier relationships and White Cap's position in the marketplace allow the Company to have one of the lowest inventory costs in the industry. Many of the products carried by the Company are not carried by its competitors, because they cannot provide technical assistance in the field. In addition, many of White Cap's products are specified by architects for particular projects because of the efforts of the Company's professional outside sales force working in conjunction with the manufacturer's architectural and/or engineering sales representatives. Many of its top suppliers differentiate the Company as an "industrial distributor" as opposed to a "DIY retailer." In some instances this gives the Company access to a manufacturer's "full product line," lower prices and more favorable credit terms.

     The Company purchases from more than 2,800 suppliers, 98% of which are manufacturers. No one supplier accounts for more than 10% of purchases.

CUSTOMER CREDIT

     Approximately 90% of White Cap's sales are on open account, managed by White Cap's in-house credit department. The Company offers its customers several credit options. Each in-house account is opened and credit terms are set according to the customer's creditworthiness and purchasing profile after review by White Cap's credit department. Each account is put on a real-time monitoring status and assigned an in-house credit manager who communicates directly with the customer on any credit-related issues. In addition, most state lien laws allow the Company to file a preliminary lien notice with the owner of the real property, the lender and the general contractor notifying them that the Company has extended credit for materials used in the improvement of real property. A properly filed preliminary notice gives the Company certain legal remedies, including lien rights, which allow it to look beyond its customer for the recovery of a past due job-based receivable.

     Historically, White Cap has experienced a net accounts receivable write-off rate averaging 0.3% of net sales over the period from January 1992 to March 1999. The Company believes its collection performance can be attributed to: (i) a credit department with extensive experience in construction credit; (ii) a real-time highly customized accounts receivable software package; (iii) thorough screening of all new accounts; and (iv) the ongoing monitoring and reevaluation of existing accounts.

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

     The Company's inventory management software is designed to minimize the Company's cost of goods sold by forecasting and analyzing sales history for every SKU in its inventory. The system can then calculate order quantities and lead times and determine the lowest cost source of supply. Each and every order is tracked from data entry to will call or delivery. Utilizing its customer support software, the Company's customer service representatives are able to inform customers on a real-time basis of the Company's in-stock position and recommend an array of substitute products for discontinued or out-of-stock items. In addition, the Company's system has the ability to accept and cross-reference the product codes of suppliers and manufacturers, Universal Product Codes (UPCs) and its own proprietary product codes. The Company is implementing an electronic catalog and EDI in order to streamline purchasing, accounts receivable and accounts payable.

EMPLOYEES

     As of March 27, 1999, White Cap had approximately 997 employees, consisting of approximately 183 at its Costa Mesa, California headquarters and 814 at its branch locations. White Cap's sales force consists of 300 inside, outside and counter-personnel sales professionals. The Company is not subject to collective bargaining agreements, and considers its relations with its employees to be satisfactory.

RISK FACTORS

RISKS RELATED TO COMPANY'S ACQUISITION STRATEGY

     The Company acquired five companies during fiscal year ended March 27, 1999. White Cap is still in the process of completing the integration of these acquisitions into the Company. The Company's historical operating results prior to the acquisitions and pro forma results after giving effect to the acquisitions are not necessarily indicative of the Company's future prospects. There can be no assurance that the completed acquisitions or any future acquisitions will be successfully integrated into the Company and will achieve the operating results that management expects.

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

DEPENDENCE ON SYSTEMS; YEAR 2000 ISSUE

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

     The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Issue." The Year 2000 Issue relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During the fiscal year ended March 27, 1999, the Company has completed an assessment of its central operating and accounting systems. This assessment has resulted in the identification of certain modifications which were necessary to bring these systems into year 2000 compliance. These modifications have been made and the Company does not anticipate that the Year 2000 Issue, with respect to its computer systems, will materially impact its operations or operating results.

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

     Over the past two years, the Company has been contacting its major suppliers, customers and service providers regarding their Year 2000 Issues. However, the Company does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. However, because the Company believes this area is among its greatest risks, as information is received and evaluated, the Company intends to develop contingency plans, as deemed necessary, to safeguard its ongoing operations. Such contingency plans may include identifying alternative suppliers or service providers, stockpiling certain inventories if alternative sources of supply are not available, evaluating the impact and credit worthiness of non-compliant customers and the addition of lending capacity if deemed necessary to finance higher levels of inventory or working capital on an interim basis.

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

GEOGRAPHIC CONCENTRATION

     At March 27, 1999, all of the Company's branches are located in the Western and Southern United States, of which 22 are located in California. As a result, the Company's operations are affected by local economic conditions, which are beyond the Company's control. Any recession or period of slow growth in California, or the Western or Southern United States could have a material adverse effect on the Company.

SEASONALITY

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

     The Company's historical revenues and profitability have been lower in the third and fourth quarters of its fiscal year. As the Company's mix of businesses evolves through future acquisitions, those seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, new branch openings, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

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

DEPENDENCE OF KEY PERSONNEL AND SKILLED EMPLOYEES

     The Company's continued success depends to a large extent upon the efforts and ability of key managerial and sales employees, including Greg Grosch, its Chairman, President and Chief Executive Officer. The loss of services of certain of these key personnel could have a material adverse effect on the Company's results of operations. The Company is the beneficiary of key-man life insurance policies on Mr. Grosch and other key managers. The Company's business also depends upon its ability to continue to attract and retain senior managers, an outside sales force and skilled employees, and failure to do so could adversely affect the Company's results of operations. The Company may also be adversely impacted by its customers ability to attract and retain skilled employees primarily in markets with declining unemployment and increased construction activity.

ANTI-TAKEOVER CONSIDERATIONS

     The Company's Certificate of Incorporation and Bylaws and the Delaware General Corporation Law (the "DGCL") contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In addition, the Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences and issue shares of preferred stock. These provisions, and other provisions of the Company's Certification of Incorporation, may have the effect of deterring hostile takeovers or delaying or preventing changes of control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

EXECUTIVE OFFICERS OF THE REGISTRANT

     GREG GROSCH, age 52, is Chairman, Chief Executive Officer and President of the Company and has 25 years experience in retailing. In 1976, Mr. Grosch formed White Cap Industries, Inc. and since then has directed and been directly involved in all aspects of the business and implementation of the Company's growth strategy. Prior to joining the Company, Mr. Grosch held sales and marketing positions with a major regional grocery chain and a national oil company. Mr. Grosch holds a Bachelor's Degree in marketing from California State University, Northridge.

     DAN TSUJIOKA, age 50, joined the Company in November 1996 as Executive Vice President and was elected Director in February 1997. In July 1997, Mr. Tsujioka was appointed Executive Vice President -- Merchandising, with responsibility for Company-wide merchandising. Mr. Tsujioka was a member of the original founding group and the first general manager of Home Depot, Inc., where he started the first prototype warehouse for Home Improvement Supplies (the predecessor to Home Depot). Mr. Tsujioka was with Home Depot and its predecessors from 1980 to 1989. From 1994 to 1995, Mr. Tsujioka served as Vice President of Special Projects for Home Depot training store managers and district managers in a "back to basics" training program. From 1995 to 1996, Mr. Tsujioka was Vice President of Merchandising for Home Depot. From 1989 to 1993, Mr. Tsujioka was retired.

     RICHARD GAGNON, age 46, joined the Company in 1979. Since 1985, he has been Senior Vice President and National Sales Manager of the Company overseeing the Company's sales force. Mr. Gagnon directs all aspects of the Company's direct sales efforts. Mr. Gagnon has over twenty years experience in the contractor supplier industry and also holds a California contractor's license.

     CHRIS J. LANE, age 38, was appointed Chief Financial Officer of the Company in April 1997 and has been a consultant to the Company since 1995. Mr. Lane was elected as a Director of the Company in February 1997. From 1992 to 1997, Mr. Lane performed merger and acquisition and litigation support services as a partner with the Orange County, California accounting firm of Kieckhafer, Lane & Schiffer LLP. From 1986 to 1992, Mr. Lane was with Arthur Andersen LLP. He was an Audit Manager when he left the firm in 1992. In June 1997, Mr. Lane also entered into an agreement with KRG Capital agreeing to act as a Director of KRG Capital. Mr. Lane holds a Bachelor's Degree in Economics and an MBA in Management from the University of California, Irvine.

     JACK KARG, age 50, joined the Company in 1995 as Chief Operations Officer. From 1979 to 1995, Mr. Karg was employed at Audiovox Corporation, where he progressed from Credit Manager handling thirteen western states to Assistant Vice President of West Coast Operations to Vice President of Western Operations in 1988. As Vice President of Western Operations, Mr. Karg was responsible for all aspects of operations of Audiovox's automotive and cellular businesses.

     BRIAN ETTER, age 33, was appointed Vice President, Finance and Operations in April 1999. Mr. Etter joined the Company in July 1997 as Vice President and Treasurer. From 1992 to 1997, Mr. Etter was employed with Apria Healthcare Group ("Apria"), where he progressed from Finance Manager to Director of Operational Finance in 1994. As Director of Operational Finance, Mr. Etter was responsible for the financial management and analysis of over 350 branches and five divisions. At Apria, Mr. Etter actively participated in the planning and integration of over 35 acquisitions and in the merger of the two largest competitors in the home healthcare industry. From 1989 to 1992, Mr. Etter was with Arthur Andersen LLP. He was an Audit Senior in the Enterprise Group when he left the firm in 1992. Mr. Etter holds a B.A. degree in Accounting from Chapman University.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and main distribution facility are located in approximately 38,000 square feet of leased space (plus an adjacent yard area of approximately 70,000 square feet) at 3120 Airway Avenue, Costa Mesa, California. This facility is strategically located close to key major freeways and is situated adjacent to Orange County's John Wayne Airport. White Cap's credit, inventory control, and human resources departments are operated from separate leased office facilities in Santa Ana, California.

     The Company maintains 40 branch locations in nine states, all of which are leased. The leases for these 40 branches expire at various periods between 1998 and 2007. The Company also owns a 7,500 square foot warehouse facility adjacent to its Las Vegas branch. The Company believes that its facilities are adequate (except where they are currently being relocated to larger facilities or expanded) for its current needs and that suitable additional space will be available as needed to facilitate the Company's growth strategy. The following table indicates the number of the Company's operating facilities by state, as of March 27, 1999.

                                            NUMBER OF
                                            BRANCHES
                                            IN STATE
                                            ---------
Arizona...................................      3
California................................     22
Colorado..................................      6
New Mexico................................      1
Nevada....................................      2
Oregon....................................      1
Texas.....................................      1
Utah......................................      1
Washington................................      3
                                               --
                                               40
                                               ==

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

     The following table sets forth the high and low sale prices per share for the Common Stock as quoted on the NASDAQ National Market System for the periods indicated:

                                                               HIGH        LOW
                                                              -------    -------
Fiscal Year Ended March 31, 1998:
  Third Quarter.............................................  $24.125    $16.250
  Fourth Quarter............................................  $23.000    $14.750
Fiscal Year Ended March 27, 1999:
  First Quarter.............................................  $25.000    $17.750
  Second Quarter............................................  $19.375    $ 9.250
  Third Quarter.............................................  $15.750    $ 6.625
  Fourth Quarter............................................  $17.000    $10.250

     [The prices (rounded to the nearest 1/8 where applicable) represent quotations between dealers without adjustment for mark-up, markdown or commission, and may not necessarily represent actual transactions.]

     The approximate number of holders of record of Common Stock of White Cap as of May 28, 1999 was 185.

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

                                                                                  YEARS ENDED
                                       YEARS ENDED         THREE       ---------------------------------
                                      DECEMBER 31,      MONTHS ENDED
                                    -----------------    MARCH 31,     MARCH 31,   MARCH 31,   MARCH 27,
                                     1994      1995         1996         1997        1998        1999
                                    -------   -------   ------------   ---------   ---------   ---------
                                      (IN THOUSANDS, EXCEPT OPERATING DATA AND PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA (A):
Net sales.........................  $69,508   $77,840     $19,511      $101,770    $186,727    $292,313
  Cost of sales...................   49,420    53,961      13,627        69,740     126,760     196,411
                                    -------   -------     -------      --------    --------    --------
  Gross profit....................   20,088    23,879       5,884        32,030      59,967      95,902
  Selling, general and
     administrative expenses......   17,918    20,517       5,670        27,375      49,262      75,270
  Non-recurring charge............       --        --          --            --       1,426          --
                                    -------   -------     -------      --------    --------    --------
  Income from operations..........    2,170     3,362         214         4,655       9,279      20,632
  Interest expense, net...........      822     1,385         442         2,273       4,507       3,835
                                    -------   -------     -------      --------    --------    --------
  Income (loss) before income tax
     and extraordinary charges....    1,348     1,977        (228)        2,382       4,772      16,797
  Income tax provision
     (benefit)(b).................       30        40          --          (414)      1,938       6,644
                                    -------   -------     -------      --------    --------    --------
  Net income (loss) before
     extraordinary charges........    1,318     1,937        (228)        2,796       2,834      10,153
  Extraordinary item net of tax
     benefit......................       --        --          --            --       5,999          --
                                    -------   -------     -------      --------    --------    --------
  Net income (loss) after
     extraordinary item...........  $ 1,318   $ 1,937     $  (228)     $  2,796    $ (3,165)   $ 10,153
                                    =======   =======     =======      ========    ========    ========
Basic income (loss) per share.....  $  1.26   $  1.86     $ (0.22)     $   2.63    $  (0.68)   $   0.95
Diluted income (loss) per share...  $  1.26   $  1.86     $ (0.22)     $   1.88    $  (0.39)   $   0.91
Basic weighted average shares
  outstanding.....................    1,044     1,044       1,044         1,044       5,170      10,656
Diluted weighted average shares
  outstanding.....................    1,044     1,044       1,044         1,458       8,949      11,106
BALANCE SHEET DATA:
  Working capital.................  $10,840   $12,712     $14,566      $ 17,410    $ 34,626    $ 57,969
  Total assets....................   26,750    36,192      35,287        62,292     118,280     173,192
  Long-term debt, net.............   10,472    15,815      18,095        38,888      17,080      52,965
  Total stockholders' equity
     (deficit)....................    3,639     4,528       3,945        (3,030)     66,054      78,746

---------------
(a) The Company changed its fiscal year end to March 31, effective March 31, 1996. Subsequently, effective April 1, 1998, the Company changed its fiscal year to a 52 or a 53 week period ending on the Saturday nearest to March 31.

(b) Reflects S Corporation status until February 28, 1997, when the Company converted to C Corporation status and recorded a tax benefit of approximately $500,000 to establish net deferred tax assets.

(c) Reflects branches that have been owned and operated by the Company for each of the respective measurement periods.

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

GENERAL

     The Company's revenues are generated by providing a wide variety of specialty tools and construction materials to professional contractors. The Company is executing an aggressive acquisition strategy, acquiring companies in related lines of business. These acquisitions may change the Company's products, product mix and operating margins. While the Company's management strategy, operating efficiencies and economies of scale may present opportunities to reduce costs, such benefits may be partially or completely offset by the cost of integration such as transitional, management and administrative costs. These various costs and possible cost savings may make historical operating results not indicative of future performance. In connection with the Company's rapid expansion, the Company expects to focus significant attention and resources on technological investments that will increase productivity.

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

     The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been highest in the second fiscal quarter and lower in the fourth quarter of its fiscal year. As the Company's mix of businesses evolves through future acquisitions, those seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, weather and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

     This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

                  FISCAL YEAR ENDED MARCH 27, 1999 COMPARED TO
                      THE FISCAL YEAR ENDED MARCH 31, 1998

     Net Sales. Net sales for the fiscal year ended March 27, 1999 increased $105.6 million, or approximately 57%, to $292.3 million compared to $186.7 million for the fiscal year ended March 31, 1998. The growth in net sales compared to the prior year is the result of a 13% increase in same store sales, the expansion of product lines and the acquisition of Stop Supply, Viking Distributing, Burke Concrete, JEF Supply, Sierra Supply, CCS Supply, Watts, Nyco, and Sun City.

     Gross Profit. Gross profit for the fiscal year ended March 27, 1999 increased $35.9 million, or approximately 60%, to $95.9 million compared to $60.0 million for the fiscal year ended March 31, 1998. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross profit margin was 32.8% for the fiscal year ended March 27, 1999 compared to 32.1% for the fiscal year ended March 31, 1998. The higher gross margin compared to the prior year is primarily due to a change in product mix, an increase in rental business obtained through acquisitions, early payment discounts, and improved purchasing and rebate programs negotiated with vendors.

     Selling, General and Administrative Expense ("SG&A"). SG&A for the fiscal year ended March 27, 1999 increased $26.0 million, or approximately 53%, to $75.3 million compared to $49.3 million for the fiscal year ended March 31, 1998. As a percent of sales, SG&A decreased to 25.8% for the fiscal year ended March 27, 1999 compared to 26.4% for the fiscal year ended March 31, 1998.

     Selling expenses increased $23.2 million, or approximately 60%, to $61.8 million for the fiscal year ended March 27, 1999 from $38.6 million for the fiscal year ended March 31, 1998. The increase is due to the opening of three new branches, the expansion of five branches, the remodeling of seven branches, increased advertising, increased travel and transportation costs associated with geographic expansion, increased commissions to the outside sales force due to sales growth, and increased costs of customer service, principally the addition of branch personnel. Selling expenses as a percent of net sales for the fiscal year ended March 27, 1999 were 21.1% compared to 20.7% for the fiscal year ended March 31, 1998.

     General and administrative expenses increased $2.8 million, or approximately 26%, to $13.5 million for the fiscal year ended March 27, 1999 from $10.7 million for the fiscal year ended March 31, 1998. General and administrative expenses as a percent of net sales for the fiscal year ended March 27, 1999 were 4.6% compared to 5.7% for the fiscal year ended March 31, 1998. Net of the effect of goodwill and covenant not to compete charges, general and administrative expenses as a percent of net sales for the fiscal year ended March 27, 1999 were 4.0%, compared to 5.2% for the fiscal year ended March 31, 1998. The decrease in general and administrative expenses as a percent of net sales is primarily due to the increase in net sales and the elimination of duplicate costs from acquired businesses.

     Income from Operations. Income from operations for the fiscal year ended March 27, 1999 increased $11.3 million, or approximately 122%, to $20.6 million compared to $9.3 million for the fiscal year ended March 31, 1998. The operating margin was 7.1% for the fiscal year ended March 27, 1999 compared to 5.0% for the fiscal year ended March 31, 1998.

     Income from operations for the fiscal year ended March 31, 1998 included $1.4 million of non-recurring charges related to a $1.0 million one-time guaranteed bonus and approximately $0.4 million of severance and contract termination payments. Excluding the non-recurring charges, operating income was $10.7 million or 5.7% as a percent of net sales for the fiscal year ended March 31, 1998. The increase in operating margin for the fiscal year ended March 27, 1999 compared to the fiscal year ended March 31, 1998, exclusive of the non-recurring charges, is primarily due to the reduction in SG&A as a percent of net sales and the increase in gross margin.

     Interest Expense, net. Interest expense, net of interest income, decreased $0.7 million, or approximately 15%, to $3.8 million for the fiscal year ended March 27, 1999 from $4.5 million for the fiscal year ended March 31, 1998. This decrease is due to a reduction of outstanding debt as a result of the Company's initial public offering which is partially offset by increased borrowings to fund acquisitions and early payment discounts from vendors. Additionally, the Company entered into a new credit facility in October 1997 which substantially reduced the Company's interest rate.

     Net Income. Net income increased $13.3 million, to $10.2 million for the fiscal year ended March 27, 1999 compared to a net loss of $3.2 million for the fiscal year ended March 31, 1998. The increase is primarily due to extraordinary and non-recurring charges totaling $7.4 million for the fiscal year ended March 31, 1998 and also the cumulative effects of the increase in gross profit and the decrease in interest expense partially offset by increased SG&A expenses.

                  FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO
                      THE FISCAL YEAR ENDED MARCH 31, 1997

     Net Sales. Net sales for the fiscal year ended March 31, 1998 increased $84.9 million, or approximately 83%, to $186.7 million compared to $101.8 million for the fiscal year ended March 31, 1997. The growth in net sales for the fiscal year ended March 31, 1998 was the result of a 18.2% increase in same store sales, the expansion of product lines and the acquisition of A-Y Supply, Stop Supply, Viking Distributing, Burke Concrete Accessories, and JEF Supply.

     Gross Profit. Gross profit for the fiscal year ended March 31, 1998 increased $28.0 million, or approximately 88%, to $60.0 million compared to $32.0 million for the fiscal year ended March 31, 1997. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross margin was 32.1% for the fiscal year ended March 31, 1998 compared to 31.4% for the fiscal year ended March 31, 1997. This margin improvement is primarily due to the increase in rental business obtained through acquisitions and improved purchasing and rebate programs negotiated with vendors.

     Selling, General and Administrative Expense ("SG&A"). SG&A for the fiscal year ended March 31, 1998 increased $21.9 million, or approximately 80%, to $49.3 million compared to $27.4 million for the fiscal year ended March 31, 1997. Net of the effect of goodwill and covenant not to compete charges, SG&A increased 77.3%. As a percent of sales, SG&A decreased to 26.4% for the fiscal year ended March 31, 1998 versus 26.9% for the fiscal year ended March 31, 1997.

     Selling expenses increased $17.7 million, or approximately 85%, to $38.6 million in the fiscal year ended March 31, 1998 from $20.9 million for the fiscal year ended March 31, 1997. The increase was due to increased advertising and commissions to the outside sales force to support the sales growth, increased costs of customer service, principally the addition of branch personnel and training costs related to branch computer system conversions. Selling expenses as a percent of net sales for the fiscal year ended March 31, 1998 was 20.7%, as compared to 20.5% for the fiscal year ended March 31, 1997.

     General and administrative expenses increased $4.3 million, or approximately 67%, to $10.7 million for the fiscal year ended March 31, 1998 from $6.4 million for the fiscal year ended March 31, 1997. Net of the effect of goodwill and covenant not to compete charges, general and administrative expenses increased 53.7%. General and administrative expenses as a percentage of net sales for the fiscal year ended March 31, 1998 was 5.7%, as compared to 6.3% for the fiscal year ended March 31, 1997. The decrease in general and administrative expenses as a percentage of sales is primarily due to the increase in sales and the elimination of duplicative overhead costs from acquired businesses.

     Non-Recurring Charges. The Company recorded $1.4 million of non-recurring charges during the fiscal year ended March 31, 1998. These charges included a $1.0 million one-time guaranteed bonus and approximately $0.4 million of severance and contract termination payments.

     Income from Operations. Exclusive of the above non-recurring charges, income from operations for the fiscal year ended March 31, 1998 increased $6.0 million, or approximately 128%, to $10.7 million compared to $4.7 million for the fiscal year ended March 31, 1997. The operating margin, derived by dividing operating income by net sales, was 5.7% for the fiscal year ended March 31, 1998 compared to 4.6% for the fiscal year ended March 31, 1997. The increase in operating margin for the fiscal year ended March 31, 1998 compared to the fiscal year ended March 31, 1997 was primarily the result of the reduction in SG&A as a percentage of sales and the increase in gross profit margins.

     Interest Expense, net. Interest expense, net of interest income, increased $2.2 million, or approximately 96%, to $4.5 million in the fiscal year ended March 31, 1998 from $2.3 million for the fiscal year ended March 31, 1997. This increase was primarily due to the debt associated with the recently acquired businesses.

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

     Net Income (Loss). Net income decreased $6.0 million, to a net loss of $3.2 million for the fiscal year ended March 31, 1998 compared to net income of $2.8 million for the fiscal year ended March 31, 1997. The decrease in net income was primarily due to one-time charges of $6.0 million associated with the Company's prepayment of debt, including a tax benefit of approximately $3.8 million. In February of 1997, the Company converted from an S Corporation to a C Corporation for both federal and state purposes. At March 31, 1998, the Company had approximately $3.0 million in net operating loss carryforwards available to offset future taxable income.

QUARTERLY RESULTS OF OPERATIONS; SEASONALITY

     The following table sets forth certain unaudited quarterly consolidated financial data for each of the eight consecutive quarters beginning April 1, 1997. This information was derived from unaudited consolidated financial statements that include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K. In the contractor supply industry, seasonality generally affects quarterly sales performance. Historically, the Company's quarterly sales in the fourth fiscal quarter (January through March) are lowest and quarterly sales in the second fiscal quarter (July through September) are highest. This variance is primarily due to uncontrollable weather conditions and a somewhat predictable annual construction cycle. White Cap manages the impact of seasonality trends by focusing on such critical issues as staffing requirements and trends in inventory turns.

                                                       THREE MONTHS ENDED
                          -----------------------------------------------------------------------------
                          JUN 30    SEP 30    DEC 31    MAR 31    JUN 27    SEP 26    DEC 26    MAR 27
                          1997(A)    1997     1997(B)   1998(C)   1998(D)    1998     1998(E)    1999
                          -------   -------   -------   -------   -------   -------   -------   -------
                                                         (IN THOUSANDS)
Net Sales...............  $37,311   $48,695   $50,303   $50,418   $68,637   $79,401   $73,813   $70,462
Gross Profit............   11,463    15,536    16,624    16,344    22,074    25,926    24,810    23,092
Income from
  operations............    2,040     3,806     1,773     1,659     5,192     6,595     5,109     3,733
Net income (loss).......      403     1,152    (5,462)      741     2,604     3,401     2,509     1,639

---------------
(a) Includes the results of operations for Stop Supply and Viking Distributing, which were acquired effective May 9, 1997 and June 25, 1997, respectively.

(b) Includes the result of operations for Burke Concrete, which was acquired effective November 1, 1997.

(c) Includes the result of operations for JEF Supply, which was acquired effective February 1, 1998.

(d) Includes the result of operations for Sierra Supply and CCS Supply, effective April 1, 1998, and Watts and Nyco, effective May 1, 1998.

(e) Includes the result of operations for Sun City, which was acquired effective December 14, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 27, 1999, the Company had cash of $2.0 million and working capital of $58.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at March 27, 1999 was approximately $131.7 million.

     The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, acquisitions, facilities and product line expansions. The Company's primary sources of financing have been bank borrowings under the Company's revolving and term credit facility (the "Credit Facility") and cash from operations. In prior years, in addition to the above sources, the Company accessed financing through senior and subordinated debt, the sale of preferred equity, and a portion of the proceeds from the initial public offering.

     The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year ended March 25, 2000. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and common stock. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter to fund the Company's acquisition program. Accordingly, the Company continuously evaluates its financing capabilities based on changing market conditions and opportunities.

     The Company expects to incur capital expenditures of approximately $6.3 million over the next fiscal year, primarily for computer equipment, branch related equipment, and the expansion of acquired facilities to the Company's business model.

     For the fiscal year ended March 27, 1999, the Company generated approximately $0.6 million of net cash from continuing operating activities. Net cash used in investing activities was $36.0 million, including $30.7 million used for acquisitions and $5.4 million used for additions to property and equipment. Financing activities provided net cash of $35.7 million.

     In October, 1997 the Company completed its initial public offering of 4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, Convertible Preferred Stock, Redeemable Preferred Stock and related accrued dividends.

     On October 29, 1997 the Company entered into a Credit Agreement with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate, or alternatively at bankers' acceptance rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Agreement contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Agreement also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio. At March 27, 1999, the Company had approximately $49.6 million available under the aforementioned facilities.

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

     The Company has completed an assessment of its central operating and accounting systems. This assessment resulted in the identification of certain modifications which were necessary to bring these systems into year 2000 compliance. These modifications have been made and are in the final testing phase. Final testing, along with any further remediation efforts necessary to ensure year 2000 compliance, is scheduled for completion in fiscal 1999. Based on the results of initial testing, with respect to these two systems, the Company does not anticipate that the Year 2000 Issue, with respect to its central operating and accounting system, will materially impact its operations or operating results.

     An assessment of the Company's two remote operating systems in place as of March 27, 1999 is also complete. One of these systems is not year 2000 compliant. This system is, however, expected to be converted to the Company's central operating and accounting systems. The remediation and testing phases for this remote operating system is expected to be completed by September 30, 1999.

     Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $300,000. Approximately 75% of these costs were incurred through March 27, 1999 and the remaining costs are expected to be incurred through March 2000. The estimate of $300,000 excludes costs of converting remote operating systems to the Company's central operating and accounting systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended March 27, 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income
(loss) but are excluded from net income (loss). There are no differences between the Company's net income (loss), as reported, and comprehensive income (loss) as defined, for each of the years in the period ended March 27, 1999.

     The Company has also adopted SFAS no. 131, "Disclosures About Segments Of An Enterprise and Related Information" during the year ended March 27, 1999. The Company believes it operates in a single business segment.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's Consolidated Statements of Operations when they occur; however, there is an exception for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value. Adoption of SFAS 133 is not expected to materially impact the Company's reported financial results.

     In March 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use ("SOP" No. 98-1"). SOP No. 98-1 is effective for companies beginning on January 1, 1999. SOP No. 98-1 will require the capitalization of certain costs and the expensing of certain costs incurred after the date of adoption in connection with developing or obtaining software. Management does not believe the adoption of this statement will have a material effect on the Company's future earnings and financial position.

     In April 1998, AICPA issued Statement of Position 98-5. Reporting on the Costs of Start-Up Activities ("SOP" No. 98-5"). SOP No. 98-5 is effective for fiscal years ended after December 15, 1998. SOP No. 98-5 will require costs of start-up activities and organization costs to be expensed as incurred. Non-capital expenditures incurred in connection with opening new branches are expensed as incurred under the Company's current policy which conforms with SOP No. 98-5.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on long-term and short-term debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of March 27, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

     The Company utilizes debt financing primarily for the purpose of strategic acquisitions. Historically, the Company has borrowed under its revolving credit and term debt facilities to fund these acquisitions. Borrowings under these facilities are at variable rates.

     The Company also has fixed rate debt in the form of capitalized leases. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence the fair market value of the debt, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $504,000.

     The table below details the principal amount and the average interest rates for debt for each category based upon the expected maturity dates. The carrying value of the variable rate senior loan and security agreement approximates fair value due to the frequency of repricing of this debt. Fixed rate debt consists of capital leases with interest rates that approximate current market rates with similar terms and maturities, and as a result, their carrying amounts approximate fair value.

                                             EXPECTED MATURITY DATE
                                ------------------------------------------------              FAIR
                                2000   2001   2002    2003     2004   THEREAFTER    TOTAL     VALUE
                                ----   ----   ----   -------   ----   ----------   -------   -------
                                                           (IN THOUSANDS)
Fixed rate notes payable......  $707   $612   $388   $   406   $439      $720      $ 3,272   $ 3,272
  Average interest rate.......  8.05%  7.38%  8.35%     8.25%  8.25%     8.25%
Variable rate senior loan and
  security agreement..........  $ --   $ --   $ --   $50,400   $ --      $ --      $50,400   $50,400
  Average interest rate (1)

---------------
(1) Based on LIBOR contracts purchased during the fiscal year ended March 27, 1999, which ranged in interest rates from 5.9% to 8.5% .

     The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           WHITE CAP INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         YEARS ENDED MARCH 27, 1999, MARCH 31, 1998, AND MARCH 31, 1997

                                                              PAGE NUMBER
                                                              -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................      21
CONSOLIDATED BALANCE SHEETS.................................      22
CONSOLIDATED STATEMENTS OF OPERATIONS.......................      23
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............      24
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................      25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................      26
SCHEDULE II.................................................      40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
White Cap Industries, Inc.

     We have audited the accompanying consolidated balance sheets of WHITE CAP INDUSTRIES, INC. (a Delaware corporation) and subsidiary as of March 31, 1998 and March 27, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Cap Industries, Inc. and subsidiary as of March 31, 1998 and March 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 27, 1999 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
May 17, 1999

                           WHITE CAP INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              MARCH 31,    MARCH 27,
                                                                1998         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,720     $  1,994
  Accounts receivable, net of allowance for doubtful
     accounts of $1,330
     and $1,346, respectively...............................    30,631       42,434
  Inventories...............................................    33,729       48,940
  Prepaid expenses and other................................       390        1,200
  Deferred income taxes.....................................     3,122        2,553
                                                              --------     --------
                                                                69,592       97,121
                                                              --------     --------
PROPERTY AND EQUIPMENT, net.................................     9,260       12,806
RENTAL EQUIPMENT, net.......................................     4,546        6,071
INTANGIBLE ASSETS, net......................................    34,667       56,868
OTHER ASSETS................................................       215          326
                                                              --------     --------
                                                              $118,280     $173,192
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $    526     $    707
  Accounts payable..........................................    27,783       31,117
  Accrued liabilities.......................................     6,657        7,328
                                                              --------     --------
                                                                34,966       39,152
                                                              --------     --------
LONG-TERM DEBT, net of current portion......................    17,080       52,965
                                                              --------     --------
DEFERRED INCOME TAXES.......................................       180        2,329
                                                              --------     --------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.10 par value:
     Designated -- 1,000 shares; issued and
      outstanding -- 60.....................................         6            6
  Common Stock, $.01 par value:
     Authorized -- 20,000 shares; issued and outstanding --
     10,383 at March 31, 1998 and 10,720 at March 27,
      1999..................................................       100          104
  Additional paid-in capital................................    74,763       77,298
  Retained earnings (accumulated deficit)...................    (8,815)       1,338
                                                              --------     --------
                                                                66,054       78,746
                                                              --------     --------
                                                              $118,280     $173,192
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED
                                                             -----------------------------------
                                                             MARCH 31,    MARCH 31,    MARCH 27,
                                                               1997         1998         1999
                                                             ---------    ---------    ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                        INFORMATION)
NET SALES..................................................  $101,770     $186,727     $292,313
COST OF GOODS SOLD.........................................    69,740      126,760      196,411
                                                             --------     --------     --------
  Gross Profit.............................................    32,030       59,967       95,902
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE................    27,375       49,262       75,270
NON-RECURRING CHARGE.......................................        --        1,426           --
                                                             --------     --------     --------
  Income from operations...................................     4,655        9,279       20,632
INTEREST EXPENSE, NET......................................     2,273        4,507        3,835
                                                             --------     --------     --------
  Income before income taxes and extraordinary item........     2,382        4,772       16,797
PROVISION (BENEFIT) FOR INCOME TAXES.......................      (414)       1,938        6,644
                                                             --------     --------     --------
  Net income before extraordinary item.....................     2,796        2,834       10,153
EXTRAORDINARY ITEM NET OF TAX BENEFIT
  OF $3,769................................................        --        5,999           --
                                                             --------     --------     --------
  Net income (loss)........................................  $  2,796     $ (3,165)    $ 10,153
                                                             ========     ========     ========
Basic income (loss) per share:
  Income before extraordinary charges......................  $   2.63     $   0.48     $   0.95
  Extraordinary charges....................................        --        (1.16)          --
                                                             --------     --------     --------
  Basic income (loss) per share............................  $   2.63     $  (0.68)    $   0.95
                                                             ========     ========     ========
  Basic weighted average shares outstanding................     1,044        5,170       10,656
                                                             ========     ========     ========
Diluted income (loss) per share:
  Income before extraordinary charges......................  $   1.88     $   0.28     $   0.91
  Extraordinary charges....................................        --        (0.67)          --
                                                             --------     --------     --------
  Diluted income (loss) per share..........................  $   1.88     $  (0.39)    $   0.91
                                                             ========     ========     ========
  Diluted weighted average shares outstanding..............     1,458        8,949       11,106
                                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          SERIES A AND B
                                           CONVERTIBLE                                       RETAINED
                                         PREFERRED STOCK     COMMON STOCK     ADDITIONAL     EARNINGS
                                         ----------------   ---------------    PAID-IN     (ACCUMULATED
                                         SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL       DEFICIT)      TOTAL
                                         ------   -------   ------   ------   ----------   ------------   -------
                                                                      (IN THOUSANDS)
BALANCE, March 31, 1996................      --   $    --        7    $ --     $     4       $ 3,941      $ 3,945
  Recapitalization:
    Stockholder distributions..........      --        --       --      --          --        (6,252)      (6,252)
    Purchase and retirement of
      WCI common stock.................      --        --       (7)     --          (4)       (5,716)      (5,720)
    Common stock issued................      --        --    1,044       6          --            --            6
    Series A-1 convertible preferred
      stock issued.....................   1,497     2,250       --      --          --            --        2,250
    Series A-2 convertible preferred
      stock issued.....................     683        --       --      --          --            --           --
  Preferred dividend accretion.........      --        --       --      --          --           (55)         (55)
  Net income...........................      --        --       --      --          --         2,796        2,796
                                         ------   -------   ------    ----     -------       -------      -------
BALANCE, March 31, 1997................   2,180     2,250    1,044       6          --        (5,286)      (3,030)
  Sale of common stock in initial
    public offering....................      --        --    4,345      43      71,372            --       71,415
  Conversion of Series A preferred
    stock to common stock..............  (2,180)   (2,250)   3,652      38       2,212            --           --
  Sale of Series B convertible
    preferred stock....................      60         6       --      --          --            --            6
  Exercise of warrants and conversion
    of notes payable...................      --        --    1,230      12       1,000            --        1,012
  Preferred dividend accretion.........      --        --       --      --          --          (364)        (364)
  Exercise of stock options............      --        --       20      --         175            --          175
  Private sales of common stock........      --        --       92       1           4            --            5
  Net loss.............................      --        --       --      --          --        (3,165)      (3,165)
                                         ------   -------   ------    ----     -------       -------      -------
BALANCE, March 31, 1998................      60         6   10,383     100      74,763        (8,815)      66,054
  Common stock adjustment..............      --        --      136      --          --            --           --
  Common stock issued for
    acquisitions.......................      --        --      106       2       2,328            --        2,330
  Exercise of stock options............      --        --       95       2         207            --          209
  Net income...........................      --        --       --      --          --        10,153       10,153
                                         ======   =======   ======    ====     =======       =======      =======
BALANCE, March 27, 1999................      60   $     6   10,720    $104     $77,298       $ 1,338      $78,746
                                         ======   =======   ======    ====     =======       =======      =======

    The accompany notes are an integral part of these consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED
                                                              -----------------------------------
                                                              MARCH 31,    MARCH 31,    MARCH 27,
                                                                1997         1998         1999
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  2,796     $ (3,165)    $ 10,153
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in)
    operating activities:
    Depreciation............................................     1,460        2,005        2,815
    Amortization............................................        64          889        1,772
    Gain on disposition of property and equipment...........       (28)        (111)          (8)
    Imputed interest on the conversion of debts and exercise
      of warrants...........................................        --          250           --
    Other non-cash charges..................................        --        1,707          161
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Increase in accounts receivable.........................    (4,861)      (1,761)      (5,707)
    Increase in inventories.................................    (1,698)      (7,271)     (10,096)
    (Increase) decrease in prepaid expenses and other.......       955           17         (826)
    Decrease (increase) in deferred tax asset...............      (738)      (1,930)         569
    Increase in accounts payable............................     5,079        4,537          463
    Increase (decrease) in accrued expenses.................       405         (309)        (801)
    Increase (decrease) in deferred tax liability...........       200          (20)       2,149
                                                              --------     --------     --------
Net cash provided by (used in) operating activities.........     3,634       (5,162)         644
                                                              --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (2,120)      (3,640)      (5,386)
  Proceeds from sale of property and equipment..............       139          436           16
  Acquisitions of businesses, net of $1,323, $301 and $875
    in cash acquired, respectively..........................   (16,502)     (33,169)     (30,669)
                                                              --------     --------     --------
  Net cash used in investing activities.....................   (18,483)     (36,373)     (36,039)
                                                              --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of senior loan and
    security agreement......................................       467      (11,833)      36,100
  Principal payments on notes payable.......................        --      (21,997)        (640)
  Proceeds received from notes payable......................    22,235        9,392           --
  Proceeds from the exercise of stock options and
    warrants................................................        --          299          209
  Decrease in receivable from stockholder...................       481           --           --
  Stockholder distributions paid............................    (6,241)          --           --
  Preferred dividends paid..................................       (55)        (364)          --
  Preferred stock sold and repurchased......................     4,906       (2,650)          --
  Common stock repurchased and retired......................    (5,720)          --           --
  Net proceeds from initial public offering.................        --       71,415           --
  Increase in deferred finance costs........................    (1,215)      (1,221)          --
                                                              --------     --------     --------
  Net cash provided by financing activities.................    14,858       43,041       35,669
                                                              --------     --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................         9        1,506          274
CASH AND CASH EQUIVALENTS, beginning of period..............       205          214        1,720
                                                              --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period....................  $    214     $  1,720     $  1,994
                                                              ========     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for --
  Interest..................................................  $  2,451     $  4,322     $  3,259
                                                              ========     ========     ========
  Income taxes..............................................  $     10     $    251     $  5,292
                                                              ========     ========     ========
DETAILS OF ACQUISITIONS:
  Fair value of assets......................................  $ 20,216     $ 43,227     $ 38,314
  Liabilities assumed.......................................    (2,391)      (9,757)      (4,440)
                                                              --------     --------     --------
  Acquisitions price........................................    17,825       33,470       38,874
  Less cash acquired........................................    (1,323)        (301)        (875)
  Less common stock issued for acquisition..................        --           --       (2,330)
                                                              --------     --------     --------
  Net cash paid for acquisitions............................  $ 16,502     $ 33,169     $ 30,669
                                                              ========     ========     ========
NON CASH FINANCING ACTIVITIES:
  Conversion of Note Payable to Common Stock................  $     --     $    500     $     --
                                                              ========     ========     ========
  Conversion of Preferred Stock to Common Stock.............  $     --     $  2,250     $     --
                                                              ========     ========     ========
  Common stock issued for acquisition.......................  $     --     $     --     $  2,330
                                                              ========     ========     ========
  Equipment acquired under capital lease obligations........  $     --     $     --     $    606
                                                              ========     ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 27, 1999

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

     The Company is a business-to-business retailer of specialty tools and materials to professional contractors throughout the Western United States. At March 27, 1999, the Company's operations consisted of a central distribution center located in Costa Mesa, California and 40 retail branches located in California, Nevada, Arizona, Colorado, Oregon, Washington, Texas, New Mexico, and Utah.

     The Company acquired five contractor suppliers during the fiscal year ended March 27, 1999 (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements and related notes include the accounts of White Cap Industries, Inc. and its wholly owned subsidiary White Cap Industries Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year

     Beginning with the year ended March 27, 1999, the Company changed its fiscal year to a 52- or 53-week period ending on the Saturday nearest to March 31.

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

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

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

Building.............................  30 years
Transportation equipment.............  3 to 10 years
Machinery and equipment..............  2 to 10 years
Office equipment.....................  3 to 5 years
                                       Lesser of useful life or term of
Leasehold improvements...............  lease

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

     Intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Goodwill.............................  40 years
Covenant not to compete..............  Term of the agreement (5 years)
Deferred financing costs.............  Term of the agreements (5 years)

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

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

  Advertising Expenses

     Advertising costs, which consists primarily of radio advertisements, catalog expenses and store promotions are charged to expense as incurred. Advertising expenses in the fiscal years ended March 27, 1999, March 31, 1998 and 1997, were approximately $1,445,000, $1,338,000, and $379,000, respectively.

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

  Cash Management

     The Company has a cash management program that processes cash receipts and provides for centralized cash disbursements using certain zero-balance accounts. This cash management program may result in negative book cash balances in various zero-balance disbursement accounts. At March 31, 1998 and March 27, 1999, such negative cash balances total approximately $7.2 million and $7.3 million, respectively, and are included in accounts payable.

  Stock Split

     Effective October 1997, the Company effected a 1.74 for 1 stock split of the common stock. The financial statements have been retroactively adjusted to reflect the stock split.

  Stock-Based Compensation

     As permitted under SFAS No. 123, the Company accounts for employee stock-based compensation under APB Opinion No. 25 and therefore presents the necessary pro forma disclosures (see Note 11).

  Per Share Amounts

     The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.

  Recent Accounting Pronouncements

     The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended March 27, 1999.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income
(loss). There are no differences between the Company's net income (loss), as reported, and comprehensive income (loss) as defined, for each of the three years in the period ended March 27, 1999.

     The Company has also adopted SFAS no. 131, "Disclosures About Segments Of An Enterprise and Related Information" during the year ended March 27, 1999. The Company believes it operates in a single business segment.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company's Consolidated Statements of Operations when they occur; however, there is an exception for derivatives that qualify as hedges as defined by SFAS 133. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative's fair value. Adoption of SFAS 133 is not expected to materially impact the Company's reported financial results.

     In March 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed For or Obtained for Internal Use ("SOP" No. 98-1"). SOP No. 98-1 is effective for fiscal years beginning on January 1, 1999. SOP No. 98-1 will require the capitalization of certain costs and the expensing of certain costs incurred after the date of adoption in connection with developing or obtaining software. Management does not believe the adoption of this statement will have a material effect on the Company's future earnings and financial position.

     In April 1998, AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP" No. 98-5"). SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. SOP No. 98-5 will require costs of start-up activities and organization costs to be expenses as incurred. Non-capital expenditures incurred in connection with opening new branches are expensed as incurred under the Company's current policy which conforms with SOP No. 98-5.

  Reclassifications

     Certain amounts for prior periods have been reclassified to conform to the current year presentation.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

3. EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of the Company's weighted average shares outstanding for the purpose of calculating basic and diluted earnings (loss) per share for all periods presented (in thousands):

                                                                  YEARS ENDED
                                                      -----------------------------------
                                                      MARCH 31,    MARCH 31,    MARCH 27,
                                                        1997         1998         1999
                                                      ---------    ---------    ---------
Basic weighted average shares.......................    1,044        5,170       10,656
Effect of dilutive securities:
  Warrants..........................................       98        1,172           --
  Options...........................................       --          556          450
  Convertible preferred stock.......................      316        2,051           --
                                                        -----        -----       ------
Diluted weighted average shares.....................    1,458        8,949       11,106
                                                        =====        =====       ======

     The Company did not have any stock options outstanding prior to March 31, 1997 (see Note 11).

     Net income available for common shareholders used to compute basic earnings per share reflects an adjustment for preferred dividends of $55,000 and $364,000 in the fiscal years ended March 31, 1997 and March 31, 1998, respectively. No preferred dividends were paid in the fiscal year ended March 27, 1999.

4. RECENT ACQUISITIONS

     During the years ended March 31, 1997, March 31, 1998 and March 27, 1999, the Company acquired the following businesses:

         BUSINESS ACQUIRED                   DATE ACQUIRED
         -----------------                   -------------
A-Y Supply                                 January 1, 1997
Stop Supply                                May 9, 1997
Viking Distributing                        June 25, 1997
Burke Concrete Associates L.P.             November 1, 1997
JEF Supply                                 February 1, 1998
Sierra Supply                              April 1, 1998
CCS                                        April 1, 1998
Charles R. Watts Co.                       May 1, 1998
Nyco                                       May 1, 1998
Sun City                                   December 14, 1998

     The acquisitions described above were accounted for as purchases and were valued based on management's estimate of the fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. The Company has made preliminary purchase price allocations pending additional market information related to the closure of certain acquired locations and the related facility's future lease obligations which aggregated approximately $0.7 million and $1.3 million for acquisitions made during the fiscal years ended March 27, 1999 and March 31, 1998, respectively. Costs in excess of net assets acquired of $32.9 million and $56.9 million were allocated to goodwill as of March 31, 1998 and March 27, 1999, respectively.

     Had the acquisitions occurred at the beginning of the fiscal year of acquisition and prior fiscal year, the unaudited pro forma net sales, net income before extraordinary item, net income, diluted net income per share

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

and diluted weighted average number of common shares outstanding would be as follows (in thousands, except net income per share data):

                                                          YEARS ENDED PROFORMA
                                                              (UNAUDITED)
                                                         ----------------------
                                                         MARCH 31,    MARCH 27,
                                                           1998         1999
                                                         ---------    ---------
Net sales..............................................  $264,247     $298,722
Net income before extraordinary item...................     6,843        9,744
Net income.............................................     5,982        9,744
Diluted net income per share...........................      0.48         0.88
Diluted weighted average shares outstanding............     8,949       11,114

5. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                         MARCH 31,    MARCH 27,
                                                           1998         1999
                                                         ---------    ---------
Land and building......................................   $   471      $   471
Transportation equipment...............................     5,313        5,677
Machinery and equipment................................     3,098        5,015
Office equipment.......................................     5,581        8,031
Leasehold improvements.................................     2,505        3,333
                                                          -------      -------
                                                           16,968       22,527
Less -- accumulated depreciation.......................    (7,708)      (9,721)
                                                          -------      -------
                                                          $ 9,260      $12,806
                                                          =======      =======

  Rental Equipment

     Rental equipment consists primarily of construction equipment acquired in connection with various business acquisitions and is net of accumulated depreciation of approximately $1,375,000 and $1,784,000 at March 31, 1998 and March 27, 1999, respectively. Rental equipment is recorded at cost and depreciated based on the estimated useful lives of the assets using primarily the straight-line method for financial reporting purposes and accelerated methods for tax purposes. The estimated useful lives of rental assets range from 5 to 10 years.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

  Intangible Assets

     Intangible assets consist of the following (in thousands):

                                                         MARCH 31,    MARCH 27,
                                                           1998         1999
                                                         ---------    ---------
Goodwill...............................................   $32,906      $56,864
Covenant not to compete................................     1,500        1,815
Deferred financing costs and other.....................     1,338        1,286
                                                          -------      -------
                                                           35,744       59,965
Less -- accumulated amortization.......................    (1,077)      (3,097)
                                                          -------      -------
                                                          $34,667      $56,868
                                                          =======      =======

  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                         MARCH 31,    MARCH 27,
                                                           1998         1999
                                                         ---------    ---------
Payroll and payroll related............................   $2,342       $ 2,590
Accrued taxes..........................................    1,692            --
Other..................................................    2,623         4,738
                                                          ------       -------
                                                          $6,657       $ 7,328
                                                          ======       =======

6. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                         MARCH 31,    MARCH 27,
                                                           1998         1999
                                                         ---------    ---------
Senior Loan and Security Agreement --
  Revolving line of credit.............................   $ 7,000      $13,000
  Term Loan............................................     7,300       37,400
Note payable secured by transportation equipment,
  interest at 8.25 percent, maturing August 2005.......     2,853        2,562
Other..................................................       453          710
                                                          -------      -------
                                                           17,606       53,672
     Less -- Current portion...........................      (526)        (707)
                                                          -------      -------
                                                          $17,080      $52,965
                                                          =======      =======

  Senior Loan and Security Agreement

     On October 29, 1997 the Company entered into a new Credit Agreement with available borrowings of up to $100 million on an unsecured basis (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate (as defined), or alternatively at bankers' acceptance rate (as defined) or LIBOR rate plus margins (as defined), in each case, based upon the Company's ratio of total debt to operating cash flow. As of March 27, 1999, the interest rates ranged from 5.9 to 8.5 percent on both the delayed term and the revolving credit facility. The term facility and the revolving

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

credit facility mature on October 29, 2001 at which time the Company may request a one year extension. The Credit Agreement contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Agreement also contains financial covenants which requires the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio, among others.

     Annual maturities of long-term debt as of March 27, 1999 are as follows (in thousands):

                    YEAR ENDING MARCH:
  2000.....................................................  $   707
  2001.....................................................      612
  2002.....................................................      388
  2003.....................................................   50,806
  2004.....................................................      439
  Thereafter...............................................      720
                                                             -------
                                                             $53,672
                                                             =======

     In connection with the initial public offering during the fiscal year ended March 31, 1998, the Company paid off most of its outstanding debt. The payoffs of debt resulted in prepayment penalties of approximately $7.9 million, the write-off of deferred loan fees of approximately $1.6 million and the incurrence of imputed interest charges of approximately $0.3 million, net of a tax benefit of approximately $3.8 million.

7. INCOME TAXES

     Significant components of the Company's provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                                                          YEARS ENDED
                                              -----------------------------------
                                              MARCH 31,    MARCH 31,    MARCH 27,
                                                1997         1998         1999
                                              ---------    ---------    ---------
Current:
  Federal...................................    $ 105       $ 3,016      $3,515
  State.....................................       19           532         921
                                                -----       -------      ------
                                                  124         3,548       4,436
                                                -----       -------      ------
Deferred:
  Federal...................................     (457)       (1,368)      2,272
  State.....................................      (81)         (242)        (64)
                                                -----       -------      ------
                                                 (538)       (1,610)      2,208
                                                -----       -------      ------
          Total provision (benefit).........    $(414)      $ 1,938      $6,644
                                                =====       =======      ======

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

     The significant components of the Company's deferred income tax asset (liability) are as follows (in thousands):

                                                         MARCH 31,    MARCH 27,
                                                           1998         1999
                                                         ---------    ---------
Current deferred tax asset:
  Inventory reserves...................................   $1,457       $ 1,567
  Allowance for bad debt...............................      544           523
  Net operating loss carry forward.....................      786            --
  Accrued liabilities and other........................      335           463
                                                          ------       -------
                                                          $3,122       $ 2,553
                                                          ======       =======
Non-current deferred tax liability:
  Depreciation.........................................   $ (180)      $(1,155)
  Goodwill amortization and other......................       --        (1,174)
                                                          ------       -------
                                                          $ (180)      $(2,329)
                                                          ======       =======

     Although realization of the above net deferred tax assets is not assured, management believes that realization of the recorded net deferred tax assets is more likely than not through future taxable earnings.

     Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate before extraordinary charge is as follows:

                                                          YEARS ENDED
                                              -----------------------------------
                                              MARCH 31,    MARCH 31,    MARCH 27,
                                                1997         1998         1999
                                              ---------    ---------    ---------
U.S. Federal statutory rate.................     34.0%       34.0%        34.0%
State income taxes, net of Federal
  benefit...................................       --         4.0          4.8
Income from "S" Corporation period..........    (32.6)         --           --
Subchapter "C" impact of reinstating net
  deferred tax asset........................    (21.0)         --           --
Other.......................................      2.2         2.6          0.8
                                                -----        ----         ----
Effective income tax rate...................    (17.4)%      40.6%        39.6%
                                                =====        ====         ====

8. NON-RECURRING CHARGES

     During the fiscal year ended March 31, 1998 the Company recognized $1.4 million of non-recurring charges including a $1.0 million one-time guaranteed bonus and approximately $0.4 million of severance and contract termination payments.

9. STOCKHOLDERS' EQUITY

     At March 27, 1999, the authorized capital stock of WCI consists of 20,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 60,000 shares of preferred stock are issued and outstanding.

  Senior Redeemable Preferred Stock

     In connection with the recapitalization transaction, WCI issued 675,969 of senior redeemable preferred stock (Senior Preferred Stock) in a private placement for an aggregate price of $2,650,000. The Senior Preferred Stock accrued cumulative dividends of eight percent per annum and, upon completion of the initial

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

public offering (IPO) became a mandatory redeemable. The Senior Preferred Stock was redeemed in October 1997 for the stated amount plus accrued dividends and is no longer outstanding.

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

     In October 1997 the shares were converted to common stock at the completion of the IPO and are no longer outstanding.

  Common Stock Warrants

     In connection with the issuance of the Senior Redeemable Preferred Stock, the Company issued warrants to purchase 1,176,186 shares of common stock at an exercise price of $0.006 per share (estimated fair value). The warrants were exercised at the completion of the IPO in October 1997 and are no longer outstanding.

10. PUBLIC OFFERING

     On October 27, 1997 the Company completed its initial public offering of
4.3 million shares of common stock with net proceeds of approximately $71.4 million. The net proceeds were used to retire all outstanding bank and subordinated interest bearing indebtedness and associated prepayment penalties, redeem Redeemable Preferred Stock and pay preferred stock dividends.

11. EMPLOYEE BENEFIT PLANS

  Employee Stock Option Plan

     On March 19, 1997, the Company adopted the 1997 Long Term Incentive and Stock Option Plan ("the Plan"). The Plan reserves for issuance to employees, members of the board of directors, consultants and independent contractors a maximum of 660,849 shares of the Company's A-1 Preferred, which converted into 660,849 shares of Common Stock upon exercise of stock options, stock appreciation rights, and restricted or performance stock awards. Stock options may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986) or as nonqualified options. The exercise price is determined by the Compensation Committee and may not be less than 100 percent of the fair market value at the date of grant. For Incentive Stock Options the exercise price for options granted to individuals who own more than ten percent of the total combined voting power of all classes of the stock of the Company shall be 110 percent of the fair value at the date of grant. Each option and award shall expire on the date determined by the Compensation Committee but may not extend beyond ten years for incentive stock options and fifteen years for nonqualified options.

     Options to acquire an aggregate of 645,841 shares of Common Stock at an exercise price of $2.48 per share were granted to employees on March 31, 1997. The options vest over five years, beginning September 30, 1997 and expire March 31, 2007. At March 27, 1999, there were no shares available for future grant under the Plan.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

     In connection with its initial public offering in October 1997, the Company adopted the 1997 Long-Term Equity Incentive Plan (the "Incentive Plan"), which replaced the Company's previous incentive plan. The Incentive Plan provides for the granting to directors, employees and other key individuals who perform services for the Company and its subsidiaries of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other types of awards that the Compensation Committee of the Board of Directors deems to be consistent with the Incentive Plan. An aggregate of 1,301,699 shares of Common Stock have been reserved for issuance under the Incentive Plan. As of March 27, 1999, options to purchase an aggregate of 660,500 shares of Common Stock at an exercise price ranging between $2.48 and $18.00 per share were outstanding.

     A summary of the status of the Company's stock option plan at March 31, 1997 and 1998, and March 27, 1999 and changes during the years then ended is presented below:

                                                                   YEARS ENDED
                               -----------------------------------------------------------------------------------
                                       MARCH 31,                   MARCH 31,                    MARCH 27,
                                         1997                        1998                         1999
                               -------------------------   -------------------------   ---------------------------
                                             WEIGHTED                    WEIGHTED                      WEIGHTED
                                             AVERAGE                     AVERAGE                       AVERAGE
                                SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE     SHARES     EXERCISE PRICE
                               --------   --------------   --------   --------------   ----------   --------------
Outstanding -- beginning of
  year.......................        --          --         645,841       $ 2.48          624,613       $2.65
  Granted....................   645,841       $2.48           7,000       $18.00          134,400       $7.92
  Exercised..................        --          --         (19,781)      $ 2.48          (79,460)      $2.48
  Cancelled..................        --          --          (8,447)      $ 2.48          (19,053)      $2.48
                               --------       -----        --------       ------       ----------       -----
Outstanding -- end of year...   645,841       $2.48         624,613       $ 2.65          660,500       $3.75
                               ========       =====        ========       ======       ==========       =====
Exercisable -- end of year...        --          --         123,523       $ 2.48          154,176       $3.55
                               ========       =====        ========       ======       ==========       =====
Options Available for
  grant......................    15,008                     493,000                     1,160,299
                               ========                    ========                    ==========
  Weighted average fair value
     of options granted......  $   0.68                    $  10.44                    $     4.91
                               ========                    ========                    ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         1997    1998    1999
                                                         ----    ----    ----
Expected Life ( years).................................     5       5       5
Risk-free interest rate................................  6.38%   6.73%   4.30%
Volatility.............................................   0.0%   60.0%   71.5%
Dividend yield.........................................   0.0%    0.0%    0.0%

     The following table summarizes information about stock options outstanding at March 27, 1999:

                          NUMBER OF OPTIONS   WEIGHTED AVERAGE      WEIGHTED
                           OUTSTANDING AT        REMAINING          AVERAGE
         EXERCISE PRICE    MARCH 27, 1999     CONTRACTUAL LIFE   EXERCISE PRICE
         --------------   -----------------   ----------------   --------------
             $ 2.48            519,600              8.00             $ 2.48
             $ 7.88            133,100              9.50             $ 7.88
             $14.69                800              9.75             $14.69
             $18.00              7,000              8.83             $18.00
                               -------              ----             ------
                               660,500              8.31             $ 3.75
                               =======              ====             ======

     The Company has adopted the pro forma disclosure provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

stock option plans been determined under SFAS No. 123, the Company's net income and basic net income per common share would approximate the following pro forma amounts (in thousands, except per share data):

                                                          YEARS ENDED
                                              -----------------------------------
                                              MARCH 31,    MARCH 31,    MARCH 27,
                                                1997         1998         1999
                                              ---------    ---------    ---------
Net income (loss):
  As reported...............................   $2,796       $(3,165)     $10,153
  Pro forma.................................    2,796        (3,353)       9,901
Basic net income (loss) per common share
  As reported...............................   $ 2.63       $ (0.68)     $  0.95
  Pro forma.................................   $ 2.63       $ (0.71)     $  0.93

  401(k) Plan

     The Company maintains a defined contribution benefit plan (the "401(k) Plan") covering substantially all of its employees. Company contributions to the 401(k) Plan are defined by the plan. The Company's expense related to the 401(k) Plan totaled $99,000, $170,000, and $242,000 for the years ended March 31, 1997 and 1998, and March 27, 1999 respectively.

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has entered into operating leases that expire at various dates through 2007. Total rental expense under these operating leases was approximately $1,868,000, $3,252,000, and $3,776,000 for the years ended March 31, 1997 and 1998, and March 27, 1999. Future minimum rentals on these operating leases are as follows (in thousands):

YEAR ENDING MARCH:
  2000......................................................  $ 4,043
  2001......................................................    3,164
  2002......................................................    2,520
  2003......................................................    1,527
  2004......................................................      872
  Thereafter................................................    1,242
                                                              -------
                                                              $13,368
                                                              =======

  Employment Agreements/Bonus Plans

     The Company entered into employment agreements with certain key management employees with a minimum term of 5 years. These agreements specify annual base salary levels, incentive bonuses which are payable if the Company attains certain earnings goals, as defined, and severance provisions that range from zero to three years of base compensation. The Company accrues for these bonuses based on management's estimates of achieving such performance goals and has included these amounts in accrued liabilities at March 27, 1999.

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 1998 and March 27, 1999 (in thousands, except per share data):

                                                              QUARTER
                                              ----------------------------------------
                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------    -------
FISCAL YEAR ENDED MARCH 27, 1999:
  Net sales.................................  $68,637    $79,401    $73,813    $70,462
  Gross profit..............................   22,074     25,926     24,810     23,092
  Net income before extraordinary item......    2,604      3,401      2,509      1,639
  Net income................................    2,604      3,401      2,509      1,639
  Diluted income per share..................  $  0.23    $  0.31    $  0.23    $  0.14
  Diluted weighted average shares
     outstanding............................   11,112     11,140     11,147     11,175
FISCAL YEAR ENDED MARCH 31, 1998:
  Net sales.................................  $37,311    $48,695    $50,303    $50,418
  Gross profit..............................   11,463     15,536     16,624     16,344
  Net income before extraordinary item......      403      1,152        538        741
  Net income (loss).........................      403      1,152     (5,461)       741
  Diluted income (loss) per share...........  $  0.04    $  0.17    $ (0.56)   $  0.07
  Diluted weighted average shares
     outstanding............................    6,781      6,678      9,832     11,147

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
White Cap Industries, Inc.

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of White Cap Industries, Inc. (a Delaware corporation) and subsidiary included in this Form 10-K and have issued our report thereon dated May 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Orange County, California
May 17, 1999

                           WHITE CAP INDUSTRIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
                                      OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
                                      ----------    ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended March 27, 1999.........    $1,330        $  470         $200          $654         $1,346
  Year ended March 31, 1998.........       646         1,249          307           872          1,330
  Year ended March 31, 1997.........       675           241          146           416            646

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10. incorporated by reference from the information in the Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Election of Directors and Information Regarding Directors" for its Annual Meeting of Stockholders to be held in September 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11. is incorporated by reference from the information in the Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Executive Compensation" for its Annual Meeting of Stockholders to be held in September 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12. is incorporated by reference from the information in the Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Security Ownership of Certain Beneficial Owners and Management" for its Annual Meeting of Stockholders to be held in September 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13. is incorporated by reference from the information in the Registrant's Proxy Statement (filed or to be filed pursuant to Regulation 14A) under the heading "Certain Relationships and Related Transactions" for its Annual Meeting of Stockholders to be held in September 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). Financial Statements.

     Included in Part II of this report.

       Report of Independent Public Accountants
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity (deficit)
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedules.

     Included in Part II of this report.

        Valuation and Qualifying Accounts

(a)(3). Exhibits.

     See Exhibit Index

(b) Reports on Form 8-K. During the last quarter of the fiscal year covered by this report, the Company filed the following Current Reports on Form 8-K:

     i. Form 8-KA dated January 13, 1998 and filed with the Commission on January 13, 1998 reporting information under Items 2 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHITE CAP INDUSTRIES, INC.

Date:                                               /s/ GREG GROSCH
                                          --------------------------------------
                                                       Greg Grosch
                                            President/Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 25, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                                      CAPACITY
                  ---------                                      --------

               /s/ GREG GROSCH                 Chairman, Chief Executive Officer, President
---------------------------------------------   and Director (principal executive officer)
                 Greg Grosch

              /s/ CHRIS J. LANE                    Chief Financial Officer and Director
---------------------------------------------  (principal accounting and financial officer)
                Chris J. Lane

              /s/ DAN TSUJIOKA                                   Director
---------------------------------------------
                Dan Tsujioka

              /s/ MARK M. KING                                   Director
---------------------------------------------
                Mark M. King

            /s/ JAMES A. JOHNSON                                 Director
---------------------------------------------
              James A. Johnson

           /s/ CHARLES A. HAMILTON                               Director
---------------------------------------------
             Charles A. Hamilton

            /s/ DOUGLAS C. JACOBS                                Director
---------------------------------------------
              Douglas C. Jacobs

             /s/ DONALD M. KOLL                                  Director
---------------------------------------------
               Donald M. Koll

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                      DESCRIPTION AND REFERENCE                        PAGE
-------                     -------------------------                    ------------
  2.1      Asset Purchase Agreement, dated as of September 19, 1997, by and between White Cap Industries, Corp. (formerly White Cap
           Industries, Inc. ("WCI")) and Burke Concrete Accessories,
           L.P. (incorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K dated October 31, 1997).
  3.1      Form of Restated Certificate of Incorporation of the Company
           (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1
           (File No. 333-33767)).
  3.2      Form of Restated Bylaws of the Company (incorporated by
           reference to the exhibit of the same number filed with the
           Company's Registration Statement on Form S-1 (file No.
           333-33767)).
  4.1      Form of certificate representing shares of Common Stock,
           $0.01 par value per share (incorporated by reference to the exhibit of the same number filed with the Company's
           Registration Statement on Form S-1 (File No. 333-33767)).
 10.1      Form of Stock Incentive Plan (incorporated by reference to the exhibit of the same number filed with the Company's
           Registration Statement on Form S-1 (File No. 333-33767)).
 10.2      Amended and Restated Employment Agreement dated as of
           November 1, 1997 by and between WCI and Greg Grosch
           (incorporated by reference to the exhibit of the same number filed with the Company's Form 10-K for the fiscal year ended
           March 31, 1998).
 10.3      Employment Agreement dated as of February 1997 by and
           between WCI and Rik Gagnon (incorporated by reference to the exhibit of the same number filed with the Company's
           Registration Statement on Form S-1 (File No. 333-33767)).
 10.4      Employment Agreement by and between WCI and Chris Lane
           (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1
           (File No. 333-33767)).
 10.5      Employment Agreement dated as of June 24, 1997 by and
           between WCI and Michael Monroe (incorporated by reference to the exhibit of the same number filed with the company's
           Registration Statement on Form S-1 (File No. 333-33767)).
 10.6      Employment Agreement dated as of June 24, 1997 by and
           between WCI and Albert Malatesta (incorporated by reference to the exhibit of the same number filed with the Company's
           Registration Statement on Form S-1 (File No. 333-33767)).
 10.7      Transaction Advisory Agreement by and among the registrant,
           WCI and KRG Capital Partners, LLC dated October 24, 1997
           (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1
           (File No. 333-33767)).
 10.8      Credit Agreement, dated as of October 29, 1997, among White
           Cap Industries, Corp., White Cap Industries, Inc., Bank of
           America National Trust and Savings Association and the other financial institutions party thereto (incorporated by
           reference to exhibit 10.1 filed with the Company's Current
           Report on Form 8-K dated October 31, 1997).
 21.1      Subsidiaries of the registration (incorporated by reference to the exhibit of the same number filed with the Company's
           Registration Statement on Form S-1 (File No. 333-33767)).
 27.1      Financial Data Schedule.