Form 10-K/A
period 1999-03-27
WHITE CAP INDUSTRIES INC
filed 1999-07-23
CIK 1044100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     Common Stock, $.01 par value, outstanding as of May 28, 1999: 10,725,188 shares.


     Aggregate market value of voting stock held by non-affiliates of the registrant computed at the NASDAQ closing price of $13.50 as of May 28, 1999, was $108,344,236.


                      DOCUMENTS INCORPORATED BY REFERENCE


     None.



     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999 is filed to modify Note 12 to the Consolidated Financial Statements included in Item 8 of Part II in its entirety and Items 10 through 13 of Part III in their entirety. This Amendment No. 1 also includes
Exhibit 10.9.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



12. COMMITMENTS AND CONTINGENCIES



  Operating Leases



     The Company has entered into operating leases that expire at various dates through 2007. Total rental expense under these operating leases was approximately $1,868,000, $3,252,000, and $4,864,000 for the years ended March 31, 1997 and 1998, and March 27, 1999, respectively. Future minimum rentals on these operating leases are as follows (in thousands):



YEAR ENDING MARCH:
  2000......................................................  $ 5,187
  2001......................................................    4,110
  2002......................................................    3,254
  2003......................................................    2,151
  2004......................................................    1,458
  Thereafter................................................    2,077
                                                              -------
                                                              $18,237
                                                              =======



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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


COMPOSITION OF BOARD


     The Company's Board of Directors consists of such number of Directors as may be determined by the Board of Directors from time to time. All Directors are elected annually by the stockholders, each to hold office until his successor is elected and qualified or until his earlier resignation, death or removal.


INFORMATION CONCERNING DIRECTORS

     The following sets forth certain information with respect to the Directors of the Company.


       NAME         AGE                            POSITION
       ----         ---                            --------
Greg Grosch         52    Chairman of the Board of Directors, Chief Executive
                          Officer and President
Dan Tsujioka        50    Executive Vice President -- Merchandising, Secretary and
                          Director
Chris Lane          38    Chief Financial Officer and Director
Mark King           39    Director
James Johnson       61    Director
Charles Hamilton    50    Director
Doug Jacobs         58    Director
Don Koll            66    Director



     GREG GROSCH, 52, is Chairman, Chief Executive Officer and President of the Company and has 25 years experience in retailing. In 1976, Mr. Grosch formed White Cap Industries, Inc. and since then has directed and been directly involved in all aspects of the business and implementation of the Company's growth strategy. Prior to joining the Company, Mr. Grosch held sales and marketing positions with a major regional grocery chain and a national oil company. Mr. Grosch holds a Bachelor's Degree in Marketing from California State University, Northridge. Mr. Grosch has served on the Board of Directors since the Company's inception.


     DAN TSUJIOKA, 50, joined the Company in November 1996 as Executive Vice President and was elected Director in February 1997. In July 1997, Mr. Tsujioka was appointed Executive Vice President -- Merchandising, with responsibility for Company-wide merchandising. Mr. Tsujioka was a member of the original founding group and the first general manager of Home Depot, Inc., where he started the first prototype warehouse for Home Improvement Supplies (the predecessor to Home Depot). Mr. Tsujioka was with Home Depot and its predecessors from 1980 to 1989. From 1994 to 1995, Mr. Tsujioka served as Vice President of Special Projects for Home Depot training store managers and district managers in a "back to basics" training program. From 1995 to 1996, Mr. Tsujioka was Vice President of Merchandising for Home Depot. From 1989 to 1993, Mr. Tsujioka was retired.


     CHRIS LANE, 38, has been a Director of the Company since February 1997 and has been a consultant to the Company since 1995. Mr. Lane was appointed Chief Financial Officer of the Company in April 1997. From 1992 to 1997, Mr. Lane performed merger and acquisition and litigation support services as a partner with the Orange County, California accounting firm of Kieckhafer, Lane & Schiffer LLP. From 1986 to 1992, Mr. Lane was with Arthur Andersen LLP. He was an Audit Manager when he left the firm in 1992. In June 1997, Mr. Lane entered into an agreement with KRG Capital agreeing to act as a Director of KRG Capital. Mr. Lane holds a Bachelor's Degree in Economics and an MBA in Management from the University of California, Irvine.


     MARK M. KING, 39, has been a Director of the Company since February 1997. Mr. King is the founder and a Managing Director of KRG Capital. Mr. King has 14 years experience as a senior executive, an investment banker, and the lead principal in the completion of 29 strategic acquisitions involving middle market companies. From September 1994 to January 1996, Mr. King served as Vice President of LM Capital

Corporation, a registered investment advisor specializing in private and public equity investments and strategic acquisitions. From 1988 to 1992, Mr. King was the Co-Founder, President, and Vice Chairman of Industrial Services Technologies, Inc. ("IST"), a provider of maintenance services to the refinery, fertilizer and chemical industries and from 1992 to the present, he has served as Vice Chairman of IST. Mr. King serves as a director of various private companies.

     JAMES A. JOHNSON, 61, has been a Director of the Company since February 1997. Mr. Johnson is the co-founder of and has been a Managing General Partner of Apex Investment Partners, a Chicago based manager of investment funds, since 1988. Prior to founding Apex, from 1986 to 1988, Mr. Johnson was the co-founder and general partner of Knightsbridge Partners, an investment banking firm. From 1974 to 1986, Mr. Johnson served in various positions, including Senior Vice President, with Beatrice Companies. From 1965 to 1974, Mr. Johnson held various positions, including Senior Manager, with KPMG Peat Marwick. Mr. Johnson serves as a director of various private companies.

     CHARLES A. HAMILTON, 50, has been a Director of the Company since February 1997. Mr. Hamilton has over 27 years of investment experience in the fields of security analysis, corporate finance and venture capital. He is currently a principal in the private equity group at Robertson, Stephens Funds, which has been a wholly-owned subsidiary of BancAmerica since October 1997. He had previously served as managing director of Robertson, Stephens & Company since 1981. Mr. Hamilton has served as a director of numerous venture-financed companies in recent years and he is presently on the board of ten private companies.


     DOUGLAS C. JACOBS, 58, has been a Director of the Company since September 1998. Mr. Jacobs currently serves as Chief Financial Officer of the Cleveland Browns. Mr. Jacobs served as Executive Vice President of Gucci Timepieces (America), Inc. from 1997 to 1998. Mr. Jacobs served as President of The Severin Group (exclusive manufacturer and distributor of Gucci timepieces) from 1996 to 1997. Mr. Jacobs was with Arthur Andersen & Company from 1963 to 1996 and was a partner from 1972 to 1996. He served as a Regional Managing Partner from 1990 to 1996 and an Office Managing Partner from 1977 to 1996. From 1961 to 1963 Mr. Jacobs served as a Lieutenant in the U.S. Navy. Mr. Jacobs also serves on the Board of Directors of Standard Pacific Corporation. He earned a B.S. in Business and an MBA from Case Western University.



     DONALD M. KOLL, 66, has been a Director of the Company since September 1998. Mr. Koll is the Chairman and Chief Executive Officer of the Koll Companies, he directs the full scope of development and acquisition services delivered by the organization he founded in 1962. Koll Development is one of the nations leading real estate development companies involved in joint-venture partnerships with major financial institutions REIT's, endowment funds, pension fund advisors, high net-worth individuals and real estate opportunity funds. Under Mr. Kolls direction, the company has developed more than 60 million square feet of office, industrial and retail space throughout the United States, Mexico and the Pacific Rim. Mr. Koll is also a Partner in Koll Bren Realty Advisors, which serves as asset manager for $2.5 billion in pension funds to invest in real estate. Mr. Koll currently serves on the Board of Directors of The Irvine Company, CB Richard Ellis, and Fidelity National Title. He previously served on the board of Grubb & Ellis and Wells Fargo Bank. Mr. Koll is also a presidential appointee to the Aerospace Museum in Washington D.C. and the board of trustees of the John F. Kennedy Center for the Performing Arts. Mr. Koll earned his bachelor" degree in Economics from Stanford University and served as a pilot in the U.S. Air Force.


          INFORMATION REGARDING THE BOARD OF DIRECTORS AND COMMITTEES


     The Committees of the Board of Directors consist of an Audit Committee and a Compensation Committee. The Board of Directors held 5 meetings during the fiscal year ended March 27, 1999. During the fiscal year, all Directors attended 100% of the total meetings of the Board of Directors and Committees of the Board of Directors on which they served. Members of the Company's Board of Directors serve without cash compensation.


     Audit Committee. The members of the Audit Committee are Messrs. Jacobs, Johnson and King. The Audit Committee oversees actions taken by the Company's independent auditors, recommends the engage-ment of auditors and reviews the Company's internal accounting policies and practices. Mr. Johnson chairs the Audit Committee.

     Compensation Committee. The members of the Compensation Committee are Messrs. King, Johnson and Hamilton. The Compensation Committee approves the compensation of executives of the Company, makes recommendations to the Board of Directors with respect to standards for setting compensation levels and administers the Company's incentive plans. Mr. King chairs the Compensation Committee.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS


     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended March 27, 1999 and March 31, 1998 and 1997, of those persons who are the Company's Chief Executive Officer and four other most highly compensated officers (collectively referred to as the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                                           LONG-TERM
                                                                          COMPENSATION
                                                                          ------------
                                                   ANNUAL COMPENSATION     SECURITIES     ALL OTHER
                                       MARCH      ---------------------    UNDERLYING    COMPENSATION
    NAME AND PRINCIPAL POSITION      YEAR ENDED   SALARY($)   BONUS($)     OPTIONS(#)       ($)(A)
    ---------------------------      ----------   ---------   ---------   ------------   ------------
Greg Grosch........................      99        400,000           --      10,000          7,580
  Chairman, President and                98        300,000       56,585          --         17,175
  Chief Executive Officer                97        408,763           --          --         33,419
Dan Tsujioka.......................      99        200,000           --      10,000            468
  Executive Vice President --            98        190,976           --          --            104
  Merchandising                          97         54,788           --      38,019             --
Chris Lane.........................      99        310,194           --      10,000            158
  Chief Financial Officer, Senior        98        177,615           --          --             21
  Vice President Finance
Richard Gagnon.....................      99        210,725       71,212      10,000          4,046
  Senior Vice President and              98        194,005    1,060,000          --         33,728
  National Sales Manager                 97        190,649      121,507          --          5,218
Jack Karg..........................      99        158,086           --       7,500            411
  Vice President and Chief               98        134,450           --          --            540
  Operations Officer                     97         97,731       30,000      24,795             --


---------------
(a) Amounts shown include the Company's contribution to the named individuals' 401(k) plan, life insurance and additional disability and unemployment policies.

                       OPTION GRANTS IN LAST FISCAL YEAR


     The following options were granted to the Named Executive Officers during the fiscal year ended March 27, 1999.



                                                                                           POTENTIAL REALIZED
                                                                                            VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF
                                                                                              STOCK PRICE
                                                                                            APPRECIATION FOR
                                                     INDIVIDUAL GRANTS                        OPTION TERM
                                   -----------------------------------------------------   ------------------
                                    NUMBER OF      % OF TOTAL
                                    SECURITIES    OPTIONS/SARS    EXERCISE
                                    UNDERLYING     GRANTED TO     OF BASE
                                   OPTIONS/SARS   EMPLOYEES IN     PRICE      EXPIRATION
              NAME                  GRANTED(#)    FISCAL YEAR      ($/SH)        DATE       5%($)     10%($)
              ----                 ------------   ------------   ----------   ----------   -------   --------
Greg Grosch......................     10,000          7.1%          7.88       10/07/08    94,320    196,835
Dan Tsujioka.....................     10,000          7.1%          7.88       10/07/08    94,320    196,835
Chris Lane.......................     10,000          7.1%          7.88       10/07/08    94,320    196,835
Richard Gagnon...................     10,000          7.1%          7.88       10/07/08    94,320    196,835
Jack Karg........................      7,500          5.4%          7.88       10/07/08    70,740    147,626


---------------

* These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of our stock. There can be no assurance that the amounts reflected in these columns will be achieved, or if achieved, will exist at the time of any option exercise.


                      OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES


     The following table sets forth information concerning the aggregate number of options exercised during the fiscal year ended March 27, 1999, by each of the Named Executive Officers of the Company and outstanding options held by each such office at March 27, 1999.



                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                   OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                 NUMBER OF                       MARCH 27, 1999              March 27, 1999 (a)
                              SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
            NAME                ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              ---------------   --------   -----------   -------------   -----------   -------------
Greg Grosch.................        --            --             --         10,000              --       $ 27,500
Dan Tsujioka................        --            --         15,208         32,811        $123,869        213,296
Chris Lane..................        --            --             --         10,000              --         27,500
Richard Gagnon..............        --            --             --         10,000              --         27,500
Jack Karg...................        --            --          9,918         22,377          80,782        141,798


---------------

(a) Value is determined by subtracting the exercise price from the fair market value (the closing price for the Common Stock as reported by the Nasdaq National Market) as of March 27, 1999 ($10.38) and multiplying the resulting number by the number of underlying shares of Common Stock.


EMPLOYMENT AGREEMENTS

     Grosch Employment Agreement. In November 1997, the Company and Mr. Grosch entered into an amended employment agreement (the "Grosch Employment Agreement") providing for Mr. Grosch's employment as Chairman, President and Chief Executive Officer. The initial employment period expires March 2002 and will automatically extend for successive one year periods thereafter unless the Company or Mr. Grosch gives notice of intent not to renew.

     The Grosch Employment Agreement provides for a base salary of $400,000 plus
(i) an annual incentive bonus based upon the Company's operating performance and
(ii) specified cost of living increases. In addition, the Company has taken out a key man life insurance policy on Mr. Grosch's life payable to the Company.

     Upon termination by Mr. Grosch for good reason or termination by the Company without cause, Mr. Grosch would be entitled to receive his base salary during the period that is the lesser of (i) three years or (ii) the remainder of the term, plus a supplemental severance payment. The Grosch Employment Agreement also provides that the Company may terminate Mr. Grosch for cause, and in addition to his base salary and prorated bonus accrued through the date of termination, Mr. Grosch would be entitled to receive his base salary during the period that is the lesser of (i) two years or (ii) the remainder of the term, plus a maximum supplemental severance payment of $375,000. If Mr. Grosch's employment by the Company is terminated due to permanent disability or incapacity, Mr. Grosch shall be entitled to receive his base salary through the date of termination plus 12 months severance of his then current base salary. The Grosch Employment Agreement includes a confidentiality provision and a non-solicitation provision.


     Gagnon Employment Agreement. In February 1997, the Company and Mr. Gagnon entered into an employment agreement (the "Gagnon Employment Agreement") providing for Mr. Gagnon's employment as Senior Vice President and National Sales Manager of the Company. The initial employment period expires February 2002 and shall automatically extend for successive one year periods thereafter unless the Company or Mr. Gagnon gives notice of intent not to renew.

     The Gagnon Employment Agreement provides for a base salary of approximately $200,000 plus (i) an annual fixed bonus of approximately $100,000 based on the Company's operating performance, (ii) an annual variable incentive bonus based upon the Company's operating performance and (iii) specified cost of living increases. An additional incentive bonus of $1,000,000 was paid to Mr. Gagnon after the Company's initial public offering in October 1997.


     Upon termination by Mr. Gagnon for good reason or termination by the Company without cause, Mr. Gagnon would be entitled to receive (i) his base salary during the period that is the lesser of twelve months or the remainder of the term, and (ii) a prorated portion of any fixed or variable bonus earned through the date of termination. The Gagnon Employment Agreement also provides that if the Company terminates Mr. Gagnon for cause or if Mr. Gagnon employment terminates as a result of voluntary resignation, he would be entitled to receive his base salary only through the date of termination. If Mr. Gagnon's employment is terminated as a result of permanent disability, incapacity or death, Mr. Gagnon (or his beneficiaries, as applicable) shall be entitled to receive his base salary through the date of termination plus 12 months severance of his then current base salary.


     The Gagnon Employment Agreement also includes a confidentiality provision, a non-solicitation provision, and a nondisclosure and invention and copyright assignment agreement.

     Lane Employment Agreement. In April 1997, the Company and Mr. Lane entered into an employment agreement (the "Lane Employment Agreement") providing for Mr. Lane's employment as Chief Financial Officer and Senior Vice President of Finance. The initial employment period expires April 2002 and will automatically extend for successive one year periods thereafter unless the Company or Mr. Lane gives notice of intent not to renew.


     The Lane Employment Agreement provides for a base salary of $300,000 plus specified cost of living increases. Upon termination by Mr. Lane for good reason or termination by the Company without cause, Mr. Lane would be entitled to receive his base salary during the period that is the lesser of (i) twelve months or (ii) the remainder of the term. The Lane Employment Agreement includes a confidentiality provision and a non-solicitation provision. If Mr. Lanes' employment is terminated as a result of permanent disability, incapacity or death, Mr. Lane (or his beneficiaries, as applicable) shall be entitled to receive his base salary through the date of termination plus 6 months severance of his then current base salary.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of July 1, 1999, by (i) each person (or group of affiliated persons) who is known by the

Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and Named Executive Officers, and (iii) all directors and Named Executive Officers as a group.



                                                    NUMBER OF        PERCENTAGE OF SHARES OF
                                                    SHARES OF             COMMON STOCK
                      NAME                         COMMON STOCK        BENEFICIALLY OWNED
                      ----                         ------------      -----------------------
Greg Grosch......................................   2,699,689(a)              25.2%
Dan Tsujioka.....................................     193,655(b)               1.8
Chris Lane.......................................     157,760(c)               1.5
Richard Gagnon...................................     174,000(d)               1.6
Jack Karg........................................      14,877(e)                 *
Brian Etter......................................       9,374(f)                 *
Mark M. King.....................................     937,994(g)               8.7
James A. Johnson.................................     555,351(h)               5.2
Charles A. Hamilton..............................     192,509(i)               1.8
Donald M. Koll...................................          --                   --
Douglas C. Jacobs................................          --                   --
Apex Investment Fund III, L.P. and affiliate.....     555,351(h)               5.2
KRG Capital Partners, LLC........................     937,994(g)               8.7
All Named Executive Officers and Directors as a
  Group (9 Persons)..............................   4,935,209                 45.8


---------------
 * Indicates less than 1%.


(a) Includes 269,967 shares held by trusts for the benefit of Mr. Grosch's children. Mr. Grosch's business address is 3120 Airway Avenue, Costa Mesa, CA 92626.


(b) Includes (i) 8,874 shares held by trusts for the benefit of Mr. Tsujioka's children; (ii) 15,208 shares subject to options that are currently exercisable; and (iii) 7,604 shares subject to options which will become exercisable on September 30, 1999.

(c) Includes 21,750 shares held by Mr. Lane's wife.

(d) All of the shares held by Mr. Gagnon were purchased from Mr. Grosch effective February 25, 1997 but 139,200 of such shares remain subject to repurchase by Mr. Grosch in the event Mr. Gagnon leaves the Company prior to February 25, 2001. Twenty-five percent of the remaining 139,200 shares vest each year which commenced on February 25, 1998 and vested shares are no longer subject to the repurchase right of Mr. Grosch.

(e) Includes 9,918 shares subject to options that are currently exercisable and 4,959 shares subject to options which will become exercisable on September 30, 1999.

(f) Includes 5,916 shares subject to options that are currently exercisable and 2,958 shares subject to options which will become exercisable on September 30, 1999.


(g) Includes 937,994 shares held by certain members of KRG Capital Investments II, LLC, an investment limited liability company ("KRG II") of which KRG Capital is the manager. The managing directors of KRG Capital are Mark M. King, Bruce L. Rogers and Charles R. Gwirtsman. All the shares held by such members of KRG II are subject to a voting agreement providing KRG Capital the right to vote all of such shares. Mr. King is a Managing Director and the founder of KRG Capital and as a result may be deemed to share beneficial ownership of all such shares covered by the voting agreement. Mr. King disclaims beneficial ownership of all shares covered by the voting agreement, other than 283,223 shares held directly by Mr. King, his wife, and a trust formed for the benefit of their children. KRG Capital is located at 1515 Arapahoe Street, Tower 1, Suite 1500, Denver, CO 80202.


(h) Includes 515,778 shares held by Apex Investment Fund III, L.P. and 39,573 shares held by Apex Strategic Partners LLC. Mr. Johnson is the President of Stellar Investment Co., a managing member of Apex Management III, LLC, which is the sole general partner of Apex Investment Fund III, L.P. and the Manager of Apex Strategic Partners, LLC. As a result, Mr. Johnson may be deemed to share beneficial ownership of such shares, although he disclaims such beneficial ownership. Apex Management III, LLC is located at 233 South Wacker Drive, Suite 9500, Chicago, IL 60606



(i) Includes 192,509 shares held by Bayview Investors, L.P. Mr. Hamilton was a managing director of BancBoston Robertson Stephens, the general partner of Bayview Investors, Ltd.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTION ADVISORY AGREEMENT


     KRG Capital and the Company are parties to a transaction advisory agreement pursuant to which the Company pays to KRG Capital transaction advisory fees based on the completion of additional acquisitions by the Company. The transaction advisory fee is $200,000 payable on the first acquisition closing each year, and (i) $50,000 for any transactions where the aggregate transaction value is $20 million or less, unless the Board of Directors determines the transaction presents unusual complexities in which case the fee may be adjusted upward upon approval of the Board of Directors, and (ii) an amount to be agreed upon and approved by the Board of Directors, but in no event less than $50,000, for any transaction where the aggregate transaction value exceeds $20 million. If the transaction advisory agreement is terminated by the Company prior to the end of the term of the agreement, at the time of such termination, KRG Capital shall be entitled to receive its annual transaction fees for the period that is the lesser of (i) three years or (ii) the remainder of the term of the transaction advisory agreement (including any extensions thereto).


STOCKHOLDER AGREEMENT


     The Company, KRG Capital, Mr. Grosch and certain affiliates of KRG Capital are parties to an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement has a term of ten years. The Stockholders Agreement provides that so long as Mr. Grosch or parties related to KRG Capital hold at least 5% of the issued and outstanding Common Stock, (i) Mr. Grosch and KRG Capital each are entitled to designate one director, (ii) the stockholder parties will vote all of their shares for such designees and (iii) KRG Capital is entitled to have one additional KRG Capital principal attend all board meetings as a non-voting observer. Each of Mr. Grosch and Mr. King are the designated directors of Mr. Grosch and KRG Capital, respectively.


LEASES


     The Company leases a property located in Las Vegas, Nevada, from Greg Grosch and his wife. The lease was entered into in May 1994 and is a six year lease renewable for 4 successive five year terms at the Company's option. Monthly rent under the lease is $5,761 for the Las Vegas property. The terms of the lease are to be renegotiated upon renewal. Payments under the Las Vegas lease totaled $69,469 in the fiscal year ended March 27, 1999.



     The Company also leases a property in Riverside, California from Black Marlin Investment Company and the Nuttal Trust (the "Landlord"). Black Marlin Investment Company is wholly owned by Mr. and Mrs. Grosch. The Riverside lease has a term of six years expiring in 2002. Monthly rent under the Riverside lease is $7,403. Payments under the Riverside lease to the Landlord totaled $88,843 in the fiscal year ended March 27, 1999.


     The Company is a guarantor of certain indebtedness of Greg Grosch, his wife and the Landlord secured by mortgages on the two properties described above. The Company believes that the terms of the leases described above are no less favorable to the Company than terms that could be obtained with unaffiliated third parties in arms-length transactions.

CERTAIN STOCKHOLDERS

     Apex Investment Fund III, L.P., Apex Strategic Partners LLC and Argentum Capital Partners, L.P. combined own more than 10% of the common equity of the Company.

CREDIT AGREEMENT


     An affiliate of BancBoston Robertson Stephens is a lender under the Company's existing credit agreement. Mr. Hamilton, a Director of the Company, was a Managing Director of BancBoston Robertson Stephens.


  Section 16(a) Beneficial Ownership Reporting Compliance


     Section 16(a) of the Securities Exchange Act of 1934, as amended, ("Exchange Act") requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission") and the National Association of Securities Dealers, Inc. Directors, officers and greater than 10% stockholders are required by the Commission to furnish the Company with copies of the reports they file.



     Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the Company believes that all of its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended March 27, 1999.

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

                                          WHITE CAP INDUSTRIES, INC.

Date:                                               /s/ GREG GROSCH
                                          --------------------------------------
                                                       Greg Grosch
                                            President/Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 23, 1999, by the following persons on behalf of the registrant and in the capacities indicated.



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

              /s/ DAN TSUJIOKA                            Secretary and Director
---------------------------------------------
                Dan Tsujioka

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

            /s/ JAMES A. JOHNSON                                 Director
---------------------------------------------
              James A. Johnson

           /s/ CHARLES A. HAMILTON                               Director
---------------------------------------------
             Charles A. Hamilton

            /s/ DOUGLAS C. JACOBS                                Director
---------------------------------------------
              Douglas C. Jacobs

             /s/ DONALD M. KOLL                                  Director
---------------------------------------------
               Donald M. Koll

                                 EXHIBIT INDEX


                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                      DESCRIPTION AND REFERENCE                        PAGE
-------                     -------------------------                    ------------
 10.9      Amended and Restated Transaction Advisory Agreement by and
           among the Company, White Cap Industries, Corp. and KRG
           Capital Partners, LLC dated March 31, 1998.