Form 10-Q
period 1999-06-26
WHITE CAP INDUSTRIES INC
filed 1999-08-05
CIK 1044100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

                          COMMISSION FILE NO. 0-22989

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS               OUTSTANDING AT 6/30/99
            -----               ----------------------
 Common Stock, $.01 Par Value         10,725,265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WHITE CAP INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I      FINANCIAL INFORMATION

Item 1      Condensed Consolidated Financial Statements.................    3

            Condensed Consolidated Statements of Operations (Unaudited)
            for the Three Months Ended June 27, 1998 and June 26,
            1999........................................................    3

            Condensed Consolidated Balance Sheets at March 27, 1999 and
            June 26, 1999 (Unaudited)...................................    4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended June 27, 1998 and June 26,
            1999........................................................    5

            Notes to Condensed Consolidated Financial Statements
            (Unaudited).................................................    6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    9

PART II     OTHER INFORMATION

Item 1      Legal Proceedings...........................................   14

Item 2      Changes in Securities.......................................   14

Item 3      Defaults upon Senior Securities.............................   14

Item 4      Submission of Matters to a Vote of Security Holders.........   14

Item 5      Other Information...........................................   15

Item 6      Exhibits and Reports on Form 8-K............................   15

Signatures  ............................................................   16

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           WHITE CAP INDUSTRIES, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -- (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 27,    JUNE 26,
                                                                1998        1999
                                                              --------    --------
Net sales...................................................  $68,637     $80,515
Cost of sales...............................................   46,563      54,130
                                                              -------     -------
Gross profit................................................   22,074      26,385
Selling, general and administrative.........................   16,882      20,405
                                                              -------     -------
Income from operations......................................    5,192       5,980
Interest expense, net.......................................      881       1,019
                                                              -------     -------
Income before income taxes..................................    4,311       4,961
Income tax provision........................................    1,707       1,960
                                                              -------     -------
Net income..................................................  $ 2,604     $ 3,001
                                                              =======     =======
Basic income per share:
  Income per share..........................................  $  0.25     $  0.28
  Basic weighted average shares outstanding.................   10,601      10,724
Diluted income per share:
  Income per share..........................................  $  0.23     $  0.27
  Diluted weighted average shares outstanding...............   11,112      11,193

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              MARCH 27,     JUNE 26,
                                                                1999          1999
                                                              ---------    -----------
                                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,994      $  1,174
  Accounts receivable, net of allowance for doubtful
     accounts of $1,346 and 1,653, respectively.............    42,434        49,729
  Inventories...............................................    48,940        49,824
  Prepaid expenses and other................................     1,200         1,172
  Deferred income taxes.....................................     2,553         2,553
                                                              --------      --------
                                                                97,121       104,452
                                                              --------      --------
PROPERTY AND EQUIPMENT, net.................................    12,806        13,034
RENTAL EQUIPMENT, net.......................................     6,071         6,031
INTANGIBLE ASSETS, net......................................    56,868        56,606
OTHER ASSETS................................................       326           267
                                                              --------      --------
                                                              $173,192      $180,390
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $    707      $    703
  Accounts payable..........................................    31,117        32,848
  Accrued liabilities.......................................     7,328         8,709
                                                              --------      --------
                                                                39,152        42,260
                                                              --------      --------
LONG-TERM DEBT, net of current portion......................    52,965        54,029
                                                              --------      --------
DEFERRED INCOME TAXES.......................................     2,329         2,329
                                                              --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.10 par value:
     Designated -- 1,000 shares; issued and
      outstanding -- 60.....................................         6             6
  Common Stock, $.01 par value:
     Authorized -- 20,000 shares; issued and
      outstanding -- 10,720 at March 27, 1999 and 10,725 at
      June 26, 1999.........................................       104           105
  Additional paid-in capital................................    77,298        77,324
  Retained earnings.........................................     1,338         4,337
                                                              --------      --------
                                                                78,746        81,772
                                                              --------      --------
                                                              $173,192      $180,390
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 27,    JUNE 26,
                                                                1998        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  2,604    $ 3,001
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation...........................................       637        831
     Amortization...........................................       396        514
     Gain on disposition of property and equipment..........        (6)       (18)
  Changes in assets and liabilities, net of effects from
     acquisitions:
     Increase in accounts receivable........................    (8,173)    (7,295)
     Increase in inventories................................    (2,522)      (884)
     Increase in prepaid expenses and other.................      (853)      (132)
     Decrease in deferred tax asset.........................       179         --
     Increase in accounts payable...........................     4,664      1,731
     Increase in accrued expenses...........................       318      1,381
     Increase in deferred tax liability.....................        40         --
                                                              --------    -------
  Net cash used in operating activities.....................    (2,716)      (871)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (1,335)      (796)
  Proceeds from sale of property and equipment..............        10         10
  Acquisitions of businesses, net of $875 in cash
     acquired...............................................   (27,596)        --
                                                              --------    -------
  Net cash used in investing activities.....................   (28,921)      (786)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement.............    31,500      1,000
  Principal payments on notes payable.......................      (173)      (190)
  Proceeds received from notes payable......................       384         --
  Proceeds from the exercise of stock options...............        --         27
  Common stock issued.......................................        57         --
                                                              --------    -------
  Net cash provided by financing activities.................    31,768        837
                                                              --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       131       (820)
CASH AND CASH EQUIVALENTS, beginning of period..............     1,720      1,994
                                                              --------    -------
CASH AND CASH EQUIVALENTS, end of period....................  $  1,851    $ 1,174
                                                              ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    159    $   829
                                                              ========    =======
DETAILS OF ACQUISITIONS:
  Fair value of assets......................................  $ 34,892    $    --
  Liabilities assumed.......................................    (4,093)        --
                                                              --------    -------
  Acquisitions price........................................    30,799         --
  Less cash acquired........................................      (875)        --
  Less common stock issued for acquisition..................    (2,328)        --
                                                              --------    -------
  Net cash paid for acquisitions............................  $ 27,596    $    --
                                                              ========    =======
NON CASH FINANCING ACTIVITIES:
  Common stock issued for acquisition.......................  $  2,328    $    --
                                                              ========    =======
  Equipment acquired under capital lease obligations........  $     --    $   250
                                                              ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (UNAUDITED)
                                 JUNE 26, 1999

1. BASIS OF PRESENTATION:

     The condensed consolidated financial statements presented herein are unaudited. Accordingly, information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been made, interim period results are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the most recent Form 10-K which was filed for the year ended March 27, 1999.

2. RECENT ACQUISITIONS:

     During 1998, the Company acquired the following businesses:

                    BUSINESS ACQUIRED                        DATE ACQUIRED
                    -----------------                      -----------------
JEF Supply...............................................  February 1, 1998
Sierra Supply............................................  April 1, 1998
CCS......................................................  April 1, 1998
Charles R. Watts Co......................................  May 1, 1998
Nyco.....................................................  May 1, 1998
Sun City.................................................  December 14, 1998

     The acquisitions described above were accounted for as purchases and the purchase prices were allocated based on management's estimate of the fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. The Company has made a preliminary purchase price allocation pending additional market information related to the closure of certain acquired locations and the related facility's future lease obligations. Costs in excess of net assets acquired were allocated to goodwill.

     Had the acquisitions occurred at the beginning of the fiscal year of acquisition and prior fiscal years, the unaudited and pro forma net sales, net income, diluted net income per share and diluted weighted average number of common shares outstanding would be as follows (in thousands, except net income per share data):

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                           JUNE 27,    JUNE 26,
                                                             1998        1999
                                                           --------    --------
Net sales................................................  $72,568     $80,515
Net income...............................................  $ 2,551     $ 3,001
Diluted net income per share.............................  $  0.23     $  0.27
Diluted weighted average shares outstanding..............   11,165      11,193

                           WHITE CAP INDUSTRIES, INC.

                                 JUNE 26, 1999

3. EARNINGS PER SHARE:

     The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods presented (in thousands):

                                                           THREE MONTHS ENDED
                                                  ------------------------------------
                                                   JUNE 27, 1998       JUNE 26, 1999
                                                  ----------------    ----------------
                                                  INCOME    SHARES    INCOME    SHARES
                                                  ------    ------    ------    ------
Basic EPS:
  Income allocated to common
     shareholders/weighted average shares.......  $2,604    10,601    $3,001    10,724
Effect of Dilutive Securities:
  Options.......................................               511                 469
                                                  ------    ------    ------    ------
  Diluted EPS...................................  $2,604    11,112    $3,001    11,193
                                                  ======    ======    ======    ======

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

5. SUBSEQUENT EVENT AND COMMITMENTS AND CONTINGENCIES:

     On July 23, 1999, the Company entered into a Transaction Agreement ("Transaction Agreement") with WC Recapitalization Corp. ("WCRC"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for WCRC to purchase all of the Company's outstanding stock for $16.50 per share, except that, Greg Grosch and certain other members of management ("Management") will sell all but approximately 25 to 30 percent of their stockholdings in the surviving corporation. Approximately 70 to 75 percent of Management's shares will be acquired at the same price as all other shares acquired by WCRC. Subsequent to the purchase of the above referenced shares and WCRC's merger into White Cap Industries, Inc. ("WCI"), LGP will own a controlling interest in WCI and Management will retain a portion of their stockholdings in the surviving corporation equal to approximately 14% of the total outstanding capital stock of WCI. The transaction is valued at $240 million. The debt and equity financing necessary for the transaction has been fully committed by LGP, through Green Equity Investors III, L.L.P. and affiliates of Donaldson, Lufkin & Jenrette Securities Corporation. Certain members of management will also enter into employment and stockholder agreements with WCI.

     Completion of the transaction is subject to customary conditions including stockholder approval and receipt of regulatory approvals. Stockholder approval will be solicited by means of a proxy statement, to be mailed to stockholders upon the completion of the required Securities and Exchange Commission filing and review process. Pursuant to a voting agreement executed on July 23, 1999, certain members of management, KRG Capital Partners, and Apex Investment Partners who collectively own 45% of the outstanding stock of the Company, agreed to vote their shares in favor of the merger transaction. The Company anticipates completing the transaction in the fourth calendar quarter of 1999. There can be no assurance that the Transaction Agreement will be consummated. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay WCRC a $12 million termination fee and expenses associated with the transaction.

                           WHITE CAP INDUSTRIES, INC.

                                 JUNE 26, 1999

     In connection with the Transaction, during the last week of July 1999, two complaints (Casey v. White Cap, et al. case number 17329-NC and Ruth Grenning v. Greg Grosch, et al., case number 1733-NC) were filed against the Company, members of its Board of Directors and, in one case, against Leonard Green and Partners in the Delaware Court of Chancery, Newcastle County. The complaints, filed on behalf of a purported class of the Company's stockholders, generally allege that the Transaction is unfair and inadequate to the Company's stockholders and charge the defendants with breach of fiduciary duties. The complaints generally request injunctive relief to prevent the consummation of the Transaction, and seek other remedies in the event the Transaction is completed. The Company has not yet responded to the complaints.

     There can be no assurance that the Company will successfully defend the allegations included in the complaints. Regardless of whether the Transaction is consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, these proceedings could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of the outcome of any potential liabilities associated with the complaints.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 26, 1999 COMPARED TO
                        THREE MONTHS ENDED JUNE 27, 1998

     Net Sales. Net sales for the three months ended June 26, 1999 ("first quarter 1999") increased $11.9 million, or 17%, to $80.5 million compared to $68.6 million for the three months ended June 27, 1998 ("first quarter 1998"). The growth in net sales compared to the prior year was the result of a 9% increase in same store sales, the expansion of product lines, the opening of two new stores, and the acquisitions of Watts, Nyco, and Sun City.

     Gross Profit. Gross profit for the first quarter 1999 increased $4.3 million, or 20%, to $26.4 million compared to $22.1 million for the first quarter 1998. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross profit margin for the first quarter of 1999 was 32.8% compared to 32.2% for the first quarter of 1998. The higher gross profit margin over the prior year is primarily due to a change in product mix and early payment discounts, partially offset by a decrease in rental business.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased $3.5 million or 21%, to $20.4 million for the first quarter 1999 compared to $16.9 million for the first quarter 1998. As a percent of sales, SG&A was 25.3% for the first quarter 1999 and 24.6% for the first quarter of 1998.

     Selling expenses increased $2.9 million, or 21%, to $16.6 million for the first quarter 1999 from $13.7 million for the first quarter 1998. The increase is due to the opening of two new branches, the expansion of one branch, the remodeling of two branches, increased commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of transportation, communication, and branch personnel costs. Selling expenses as a percent of net sales for the first quarter 1999 were 20.6% compared to 20.0% for the first quarter 1998.

     General and administrative expenses increased $0.7 million, or 21%, to $3.8 million for the first quarter 1999 from $3.2 million for the first quarter 1998. The increase in general and administrative expenses is primarily due to increased labor and administration costs to process and support the increased sales volume. General and administrative expenses as a percentage of net sales for the first quarter 1999 were 4.7%, as compared to 4.6% for the first quarter 1998. Exclusive of the effects of goodwill and covenant not to compete amortization of $0.5 million in the first quarter 1999 and $0.4 million in the first quarter 1998, general and administrative expenses increased 22%.

     Income from Operations. Income from operations for the first quarter 1999 increased $0.8 million, or 15%, to $6.0 million compared to $5.2 million for the first quarter 1998. The increase in operating income for the first quarter 1999 compared to the first quarter 1998 was primarily the result of the increase in sales and gross profit margin as a percent of sales, offset, in part, by the increase in SG&A expenses as a percent of sales.

     Interest Expense, net. Interest expense, net of interest income, increased $0.1 million, or 16%, to $1.0 million in the first quarter 1999 from $0.9 million in the first quarter 1998. The increase in interest expense is primarily the result of increased borrowings to fund acquisitions and early payment discounts from vendors.

     Net Income. Net income for the first quarter 1999 was $3.0 million compared to net income of $2.6 million for the first quarter 1998. This increase reflects the cumulative effects of the increase in gross profit offset, in part, by the increase in SG&A, interest, and income taxes.

FINANCIAL CONDITION

     Working Capital. During the first quarter 1999, operating working capital increased $5.0 million. The change in operating working capital was primarily the result of increases in accounts receivable of $7.3 million, inventories of $0.9 million, accounts payable of $1.7 million and accrued liabilities of $1.4 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

     Cash Flow. For the first quarter 1999, the Company used approximately $0.9 million of net cash from operating activities. Net cash used in investing activities was approximately $0.8 million for additions to property and equipment. Financing activities during the first quarter 1999 provided net cash of $0.8 million, including $1.0 million borrowed under the Credit Facility.

     Liquidity and Capital Resources. At June 26, 1999, the Company had cash of $1.2 million and working capital of $62.2 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at June 26, 1999, was approximately $135.8 million.

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

     In October, 1997 the Company entered into a Credit Facility with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). The Credit Facility expires October 29, 2001, and has a one year option to extend through October 2002. Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Facility contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Facility also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio. At June 26, 1999, the Company had approximately $48.6 million available under the aforementioned facility.

     On July 23, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with WC Recapitalization Corp. ("WCRC"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for WCRC to purchase all of the Company's outstanding stock for $16.50 per share, except that, Greg Grosch and certain other members of management ("Management") will sell all but approximately 25 to 30 percent of their stockholdings in the surviving corporation. Approximately 70 to

75 percent of Management's shares will be acquired at the same price as all other shares acquired by WCRC. Subsequent to the purchase of the above referenced shares and WCRC's merger into White Cap Industries, Inc. ("WCI"), LGP will own a controlling interest in WCI and Management will retain a portion of their stockholdings in the surviving corporation equal to approximately 14% of the total outstanding capital stock of WCI. The transaction is valued at $240 million. The debt and equity financing necessary for the transaction has been fully committed by LGP, through Green Equity Investors III, L.L.P. and affiliates of Donaldson, Lufkin & Jenrette Securities Corporation. Certain members of management will also enter into employment and stockholder agreements with WCI.

     Completion of the transaction is subject to customary conditions including stockholder approval and receipt of regulatory approvals. Stockholder approval will be solicited by means of a proxy statement, to be mailed to stockholders upon the completion of the required Securities and Exchange Commission filing and review process. Pursuant to a voting agreement executed on July 23, 1999, certain members of management, KRG Capital Partners, and Apex Investment Partners who collectively own 45% of the outstanding stock of the Company, agreed to vote their shares in favor of the merger transaction. The Company anticipates completing the transaction in the fourth calendar quarter of 1999. There can be no assurance that the Transaction Agreement will be consummated. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay WCRC a $12 million termination fee or expenses associated with the transaction.

  Year 2000

     Many existing computer programs use only two digits to identify a year in the date field. As the century date change occurs, these programs may recognize the year 2000 as 1900, or not at all. If not corrected, computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

     The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on each of its internal systems and those of third parties. These plans are expected to be implemented primarily with the use of internal personnel.

     The Company's internal systems consist of its central operating and accounting systems, that handle the majority of its business transactions, and other remote operating systems, which have resulted from the Company's acquisition program. Plans to address the Year 2000 Issue with respect to the Company's internal systems include an assessment phase, a remediation phase and a testing phase.

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

     An assessment of the Company's two remote operating systems is also complete. The hardware component of one of these systems is not year 2000 compliant. This system is, however, expected to be converted to the Company's central operating and accounting systems. The remediation and testing phases for this remote operating system is expected to be completed by September 30, 1999.

     Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $300,000. Approximately 80% of these costs were incurred through June 26, 1999 and the remaining costs are expected to be incurred through March 2000. The estimate of $300,000 excludes costs of converting remote operating systems to the Company's central operating and accounting systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities.

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

FORWARD-LOOKING STATEMENTS -- UNDER THE PRIVATE SECURITIES LITIGATION ACT OF
1995

     Certain statements in this quarterly report are forward-looking statements. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, including the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in operating costs and management's ability to continue to integrate acquisitions, dependence on systems, environmental matters and other specific factors discussed in the Company's Form 10-K for the fiscal year ended March 27, 1999, and other Securities and Exchange Commission filings. The information contained herein represents management's best judgment as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments or information obtained after the date hereof and disclaims any legal obligation to the contrary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on long-term and short-term debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of June 26, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

     The Company utilizes debt financing primarily for the purpose of strategic acquisitions. Historically, the Company has borrowed under its revolving credit and term debt facilities to fund these acquisitions. Borrowings under these facilities are at variable rates.

     The Company also has fixed rate debt in the form of capitalized leases. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence the fair market value of the debt, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $514,000.

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

                                            EXPECTED MATURITY DATE
                               ------------------------------------------------              FAIR
                               2000   2001   2002    2003     2004   THEREAFTER    TOTAL     VALUE
                               ----   ----   ----   -------   ----   ----------   -------   -------
                                                          (IN THOUSANDS)
Fixed rate notes payable.....  $703   $624   $400   $   418   $451      $736      $ 3,332   $ 3,332
  Average interest rate......  8.05%  7.38%  8.35%     8.25%  8.25%     8.25%
Variable rate senior loan and
  security agreement.........    --     --     --    51,400     --        --       51,400    51,400
  Average interest rate(1)...

---------------
(1) Based on LIBOR contracts purchased and lead bank's prime or reference rate as of June 26, 1999, which ranged in interest rates from 5.9% to 8.5%.

     The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 23, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with WC Recapitalization Corp. ("WCRC"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for WCRC to purchase all of the Company's outstanding stock for $16.50 per share, except that, Greg Grosch and certain other members of management ("Management") will sell all but approximately 25 to 30 percent of their stockholdings in the surviving corporation. Approximately 70 to 75 percent of Management's shares will be acquired at the same price as all other shares acquired by WCRC. Subsequent to the purchase of the above referenced shares and WCRC's merger into White Cap Industries, Inc. ("WCI"), LGP will own a controlling interest in WCI and Management will retain a portion of their stockholdings in the surviving corporation equal to approximately 14% of the total outstanding capital stock of WCI. The transaction is valued at $240 million. The debt and equity financing necessary for the transaction has been fully committed by LGP, through Green Equity Investors III, L.L.P. and affiliates of Donaldson, Lufkin & Jenrette Securities Corporation. Certain members of management will also enter into employment and stockholder agreements with WCI.

     Completion of the transaction is subject to customary conditions including stockholder approval and receipt of regulatory approvals. Stockholder approval will be solicited by means of a proxy statement, to be mailed to stockholders upon the completion of the required Securities and Exchange Commission filing and review process. Pursuant to a voting agreement executed on July 23, 1999, certain members of management, KRG Capital Partners, and Apex Investment Partners who collectively own 45% of the outstanding stock of the Company, agreed to vote their shares in favor of the merger transaction. The Company anticipates completing the transaction in the fourth calendar quarter of 1999. There can be no assurance that the Transaction Agreement will be consummated. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay WCRC a $12 million termination fee or expenses associated with the transaction.

     In connection with the Transaction, during the last week of July 1999, two complaints (Casey v. White Cap, et al case number 17329-NC and Ruth Grenning v. Greg Grosch, et al, case number 1733-NC) were filed against the Company, members of its Board of Directors and, in one case, against Leonard Green and Partners in the Delaware Court of Chancery, Newcastle County. The complaints, filed on behalf of a purported class of the Company's stockholders, generally allege that the Transaction is unfair and inadequate to the Company's stockholders and charge the defendants with breach of fiduciary duties. The complaints generally request injunctive relief to prevent the consummation of the Transaction, and seek other remedies in the event the Transaction is completed. The Company has not yet responded to the complaints.

     There can be no assurance that the Company will successfully defend the allegations included in the complaints. Regardless of whether the Transaction is consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, these proceedings could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of the outcome of any potential liabilities associated with the complaints.

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

                                          WHITE CAP INDUSTRIES, INC.

August 5, 1999                            /s/ GREG GROSCH

                                          --------------------------------------
                                          Greg Grosch
                                          President/Chief Executive Officer

August 5, 1999                            /s/ CHRIS LANE

                                          --------------------------------------
                                          Chris Lane
                                          Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT                                                                 SEQUENTIALLY
    NUMBER                            DESCRIPTION                           NUMBERED PAGE
    -------                           -----------                           -------------
     27.0     Financial Data Schedule.....................................