Form 10-K/A
period 1999-03-27
WHITE CAP INDUSTRIES INC
filed 1999-10-26
CIK 1044100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)


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
      (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.


     This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999 is filed to modify the Consolidated Financial Statements included in Item 8 of Part II in its entirety and to include disclosure of certain information concerning Section 16(a) beneficial ownership compliance in Items 10 and 13 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           WHITE CAP INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         YEARS ENDED MARCH 27, 1999, MARCH 31, 1998, AND MARCH 31, 1997


                                                              PAGE NUMBER
                                                              -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................       3
CONSOLIDATED BALANCE SHEETS.................................       4
CONSOLIDATED STATEMENTS OF OPERATIONS.......................       5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............       6
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................       7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................       8
SCHEDULE II.................................................      22

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


                                          /s/  ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                               ARTHUR ANDERSEN LLP

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


     In February 1997, WCI and WCIC completed a transaction whereby the sole shareholder of WCIC exchanged all of the outstanding stock of WCIC for preferred stock of WCI, cash and dividends. This transaction was accounted for as a recapitalization whereby WCIC became a wholly owned subsidiary of WCI. The operating results for all periods prior to the recapitalization transaction consist entirely of the historical results of WCIC. In December 1998, White Cap Industries II, Inc. (WCI II) was formed as a Delaware Corporation and had no prior operating history. Both WCI II and WCIC were wholly-owned subsidiaries of WCI. Also in December 1998, WCI II and WCIC completed a merger whereby WCI II was the surviving company and sole subsidiary of WCI. The operating results for all periods prior to the merger consist entirely of the historical results of WCIC. Hereinafter WCI and WCI II are collectively referred to as the "Company."


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation


     The accompanying consolidated financial statements and related notes include the accounts of White Cap Industries, Inc. and its wholly owned subsidiary White Cap Industries II, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


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

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

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


  Intangible Assets


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

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

  Cost of Goods Sold

     Cost of goods sold consists primarily of the purchase cost of the product plus transportation to the Company's facilities. Vendor rebates are recognized on an accrual basis in the period earned as a reduction to cost of goods sold.

  Advertising Expenses


     Advertising costs, which consists primarily of radio advertisements, catalog expenses and store promotions are charged to expense in the period in which the advertisement or promotion occurs. Advertising expenses in the fiscal years ended March 27, 1999, March 31, 1998 and 1997, were approximately $1,445,000, $1,338,000, and $379,000, respectively.


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

                   WHITE CAP INDUSTRIES, INC. AND SUBSIDIARY

                                 MARCH 27, 1999

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



     DONALD M. KOLL, 66, has been a Director of the Company since September 1998. Mr. Koll is the Chairman and Chief Executive Officer of the Koll Companies, he directs the full scope of development and acquisition services delivered by the organization he founded in 1962. Koll Development is one of the nations leading real estate development companies involved in joint-venture partnerships with major financial institutions, REIT's, endowment funds, pension fund advisors, high net-worth individuals and real estate opportunity funds. Under Mr. Kolls direction, the company has developed more than 60 million square feet of office, industrial and retail space throughout the United States, Mexico and the Pacific Rim. Mr. Koll is also a Partner in Koll Bren Realty Advisors, which serves as asset manager for $2.5 billion in pension funds to invest in real estate. Mr. Koll currently serves on the Board of Directors of The Irvine Company, CB Richard Ellis, and Fidelity National Title. He previously served on the board of Grubb & Ellis and Wells Fargo Bank. Mr. Koll is also a presidential appointee to the Aerospace Museum in Washington D.C. and the board of trustees of the John F. Kennedy Center for the Performing Arts. Mr. Koll earned his bachelor's degree in Economics from Stanford University and served as a pilot in the U.S. Air Force.



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



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Exchange Act of 1934, as amended, during its most recent fiscal year and Form 5s and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation furnished to the Company, each of Greg Grosch, Dan Tsujioka, Chris Lane, Mark King, Charles Hamilton, Jack Karg, Richard Gagnon, Doug Jacobs and Donald Koll has not filed on a timely basis a Form 5 relating to a stock option grant. Additionally, each of Doug Jacobs and Donald Koll has not filed on a timely basis a Form 3. KRG Capital Partners, LLC has not filed on a timely basis a Form 5 relating to a release of certain persons from a voting agreement.



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

                                          WHITE CAP INDUSTRIES, INC.

Date: October 25, 1999                              /s/ GREG GROSCH
                                          --------------------------------------
                                                       Greg Grosch
                                            President/Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 25, 1999, by the following persons on behalf of the registrant and in the capacities indicated.


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