Form 10-Q
period 1999-09-25
WHITE CAP INDUSTRIES INC
filed 1999-11-09
CIK 1044100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999

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

                             Yes   X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS              OUTSTANDING AT 10/13/99
----------------------------  -----------------------
Common Stock, $.01 Par Value        10,746,776

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WHITE CAP INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I        FINANCIAL INFORMATION
ITEM 1        Condensed Consolidated Financial Statements.................  3
              Condensed Consolidated Statements of Operations (Unaudited)
              for the Three Months and Six Months Ended September 26, 1998
              and September 25, 1999......................................  3
              Condensed Consolidated Balance Sheets (Unaudited) at March
              27, 1999 and September 25, 1999.............................  4
              Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the Six Months Ended September 26, 1998 and September
              25, 1999....................................................  5
              Notes to Condensed Consolidated Financial Statements
              (Unaudited).................................................  6
  ITEM 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  9

PART II       OTHER INFORMATION
  ITEM 1      Legal Proceedings...........................................  15
  ITEM 2      Changes in Securities.......................................  15
  ITEM 3      Defaults upon Senior Securities.............................  15
  ITEM 4      Submission of Matters to a Vote of Security Holders.........  15
  ITEM 5      Other Information...........................................  15
  ITEM 6      Exhibits and Reports on Form 8-K............................  15
              ............................................................
SIGNATURES                                                                  16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           WHITE CAP INDUSTRIES, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -- (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                -----------------------------   -----------------------------
                                                SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 25,
                                                    1998            1999            1998            1999
                                                -------------   -------------   -------------   -------------
Net sales.....................................     $79,401         $85,253        $148,038        $165,768
Cost of sales.................................      53,475          57,429         100,037         111,559
                                                   -------         -------        --------        --------
Gross profit..................................      25,926          27,824          48,001          54,209
Selling, general and administrative...........      19,331          20,207          36,213          40,612
                                                   -------         -------        --------        --------
Income from operations........................       6,595           7,617          11,788          13,597
Interest expense, net.........................         963           1,033           1,844           2,052
                                                   -------         -------        --------        --------
Income before income taxes....................       5,632           6,584           9,944          11,545
Income tax provision..........................       2,231           2,601           3,938           4,561
                                                   -------         -------        --------        --------
     Net income...............................     $ 3,401         $ 3,983        $  6,006        $  6,984
                                                   =======         =======        ========        ========

Basic income per share:
  Income per share............................     $  0.32         $  0.37        $   0.57        $   0.65
  Basic weighted average shares outstanding...      10,652          10,730          10,627          10,727

Diluted income per share:
  Income per share............................     $  0.31         $  0.36        $   0.54        $   0.62
  Diluted weighted average shares
     outstanding..............................      11,140          11,207          11,132          11,191

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              MARCH 27,    SEPTEMBER 25,
                                                                1999           1999
                                                              ---------    -------------
                                                                            (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents...................................  $  1,994       $  2,333
  Accounts receivable, net of allowance for doubtful
     accounts of $1,346 and $1,478, respectively............    42,434         52,452
  Inventories...............................................    48,940         50,890
  Prepaid expenses and other................................     1,200          1,198
  Deferred income taxes.....................................     2,553          2,553
                                                              --------       --------
                                                                97,121        109,426
                                                              --------       --------
PROPERTY AND EQUIPMENT, net.................................    12,806         13,898
RENTAL EQUIPMENT, net.......................................     6,071          6,075
INTANGIBLE ASSETS, net......................................    56,868         56,725
OTHER ASSETS................................................       326            356
                                                              --------       --------
                                                              $173,192       $186,480
                                                              ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $    707       $    797
  Accounts payable..........................................    31,117         33,581
  Accrued liabilities.......................................     7,328          9,200
                                                              --------       --------
                                                                39,152         43,578
                                                              --------       --------
LONG-TERM DEBT, net of current portion......................    52,965         54,816
                                                              --------       --------
DEFERRED INCOME TAXES.......................................     2,329          2,329
                                                              --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.10 par value:
     Designated -- 1,000 shares; issued and
      outstanding -- 60.....................................         6              6
Common Stock, $.01 par value:
  Authorized -- 20,000 shares; issued and
     outstanding -- 10,720 at March 27, 1999 and 10,731 at
     September 25, 1999.....................................       104            105
Additional paid-in capital..................................    77,298         77,324
Retained earnings...........................................     1,338          8,322
                                                              --------       --------
                                                                78,746         85,757
                                                              --------       --------
                                                              $173,192       $186,480
                                                              ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 26,    SEPTEMBER 25,
                                                                  1998             1999
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $  6,006         $  6,984
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................       1,339            1,710
     Amortization...........................................         764            1,029
     Gain on disposition of property and equipment..........          (6)             (15)
  Changes in assets and liabilities, net of effects from
     acquisitions:
     Increase in accounts receivable........................     (11,841)         (10,018)
     Increase in inventories................................      (6,419)          (1,950)
     Increase in prepaid expenses and other.................        (229)            (915)
     Decrease in deferred tax asset.........................         178               --
     Increase in accounts payable...........................       8,471            2,464
     Increase in accrued expenses...........................       3,104            1,872
     Increase in deferred tax liability.....................          40               --
                                                                --------         --------
  Net cash provided by operating activities.................       1,407            1,161
                                                                --------         --------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Capital expenditures......................................      (2,404)          (2,527)
  Proceeds from sale of property and equipment..............          14              139
  Acquisitions of businesses, net of $875 in cash
     acquired...............................................     (27,596)              --
                                                                --------         --------
  Net cash used in investment activities....................     (29,986)          (2,388)
                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement.............      30,300            2,000
  Principal payments on notes payable.......................        (347)            (461)
  Proceeds from the exercise of stock options...............          --               27
  Common stock issued.......................................          90               --
                                                                --------         --------
  Net cash provided by financing activities.................      30,043            1,566
                                                                --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       1,464              339
CASH AND CASH EQUIVALENTS, beginning of period..............       1,720            1,994
                                                                --------         --------
CASH AND CASH EQUIVALENTS, end of period....................    $  3,184         $  2,333
                                                                ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................    $  1,310         $  1,704
                                                                ========         ========
     Income taxes, net of refunds...........................    $    (40)        $  2,935
                                                                ========         ========
DETAILS OF ACQUISITIONS:
  Fair value of assets......................................    $ 34,892         $     --
  Liabilities assumed.......................................      (4,093)              --
                                                                --------         --------
  Acquisitions price........................................      30,799               --
  Less cash acquired........................................        (875)              --
  Less common stock issued for acquisition..................      (2,328)
                                                                --------         --------
  Net cash paid for acquisitions............................    $ 27,596         $     --
                                                                ========         ========
NON CASH FINANCING ACTIVITIES:
  Common stock issued for acquisition.......................    $  2,328         $     --
                                                                ========         ========
  Equipment acquired under capital lease obligations........    $    384         $    405
                                                                ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (UNAUDITED)
                               SEPTEMBER 25, 1999

1.  BASIS OF PRESENTATION

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

2.  RECENT ACQUISITIONS

     During 1998, the Company acquired the following businesses:

                    BUSINESS ACQUIRED                        DATE ACQUIRED
                    -----------------                        -------------
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

     Had the acquisitions occurred at the beginning of the fiscal year of acquisition and prior fiscal years, the unaudited and pro forma net sales, net income, diluted net income per share and diluted weighted average number of common shares outstanding would be as follows (in thousands, except net income per share data):

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                        -----------------------------   -----------------------------
                                        SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 25,
                                            1998            1999            1998            1999
                                        -------------   -------------   -------------   -------------
Net sales.............................     $80,874         $85,253        $153,442        $165,768
Net income............................       3,167           3,983           5,718           6,984
Diluted net income per share..........     $  0.28         $  0.36        $   0.51        $   0.62
Diluted weighted average shares
  outstanding.........................      11,140          11,207          11,132          11,191

                           WHITE CAP INDUSTRIES, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS -- (unaudited) (Continued)
                               September 25, 1999

3.  EARNINGS PER SHARE

     The following is a reconciliation of the Company's weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods presented (in thousands):

                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                  ------------------------------    ------------------------------
                                  SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,
                                      1998             1999             1998             1999
                                  -------------    -------------    -------------    -------------
Basic weighted average shares...     10,652           10,730           10,627           10,727
Effect of dilutive securities:
  Options.......................        488              477              505              464
                                     ------           ------           ------           ------
Diluted weighted average
  shares........................     11,140           11,207           11,132           11,191
                                     ======           ======           ======           ======

4.  INCOME TAXES

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

5.  RECAPITALIZATION AND COMMITMENTS AND CONTINGENCIES

     On July 21, 1999, the Company entered into a Transaction Agreement ("Transaction Agreement") with WC Recapitalization Corp. ("WCRC"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for WCRC to purchase all of the Company's outstanding stock for $16.50 per share, except that, certain members of management ("Management") will sell all but approximately 25 to 30 percent of their stockholdings in the surviving corporation. Approximately 70 to 75 percent of Management's shares will be acquired at the same price as all other shares acquired by WCRC. Subsequent to the purchase of the above referenced shares and WCRC's merger into White Cap Industries, Inc. ("WCI"), LGP will own a controlling interest in WCI and Management will retain a portion of their stockholdings in the surviving corporation equal to approximately 14% of the total outstanding capital stock of WCI. The transaction is valued at $240 million. The debt and equity financing necessary for the transaction has been fully committed by LGP, through Green Equity Investors III, L.L.P. and affiliates of Donaldson, Lufkin & Jenrette Securities Corporation. Certain members of management will also enter into employment and stockholder agreements with WCI. The transaction and its impact on the Company is more fully described in the Company's amended proxy filing.

     Completion of the transaction is subject to customary conditions including stockholder approval and receipt of regulatory approvals. Stockholder approval will be solicited by means of a proxy statement, to be mailed to stockholders upon the completion of the required Securities and Exchange Commission filing and review process. Pursuant to a voting agreement executed on July 22, 1999, certain members of management, KRG Capital Partners, and Apex Investment Partners who collectively own 45% of the outstanding stock of the Company, agreed to vote their shares in favor of the merger transaction. The Company anticipates completing the transaction no later than January 31, 2000. There can be no assurance that the Transaction Agreement will be consummated. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay WCRC a $12 million termination fee and expenses associated with the transaction. The Company has incurred approximately $595,000 in fees related to the transaction

                           WHITE CAP INDUSTRIES, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS -- (unaudited) (Continued)
                               September 25, 1999

during the quarter ended September 25, 1999. The costs were capitalized and included in intangible assets, net in the accompanying balance sheet, pending completion of the transaction.

     In connection with the Transaction Agreement, three complaints (Anthony Casey v. White Cap Industries, Inc., et al case number 17329-NC, Ruth Grenning
v. White Cap Industries, Inc., et al, case number 17331-NC and Tammy Newman v. White Cap Industries, Inc., et al case number 17335-NC) were filed against the Company, members of its Board of Directors and, in two cases, against Leonard Green and Partners in the Delaware Court of Chancery, Newcastle County. The complaints, filed on behalf of a purported class of the Company's stockholders, generally allege that the Transaction Agreement is unfair and inadequate to the Company's stockholders and charge the defendants with breach of fiduciary duties. The complaints generally request injunctive relief to prevent the consummation of the transactions contemplated in the Transaction Agreement and seek other remedies in the event the contemplated transactions are completed. The Company has not yet responded to the complaints.

     There can be no assurance that the Company will successfully defend the allegations included in the complaints. Regardless of whether the transactions are consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, these proceedings could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of the outcome of any potential liabilities associated with the complaints.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1998

     Net Sales. Net sales for the three months ended September 25, 1999 ("second quarter 1999") increased $5.9 million, or 7%, to $85.3 million compared to $79.4 million for the three months ended September 26, 1998 ("second quarter 1998"). The growth in net sales compared to the prior year was the result of a 4% increase in same store sales, the expansion of product lines, and the acquisition of Sun City.

     Gross Profit. Gross profit for the second quarter 1999 increased $1.9 million, or 7%, to $27.8 million compared to $25.9 million for the second quarter 1998. The increase in gross profit was the result of increased net sales, offset in part by lower gross profit margins. The gross profit margin for the second quarter of 1999 was 32.6% compared to 32.7% for the second quarter of 1998. The lower gross profit margin over the prior year is primarily due to a decrease in rental business.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased $.9 million or 5%, to $20.2 million for the second quarter 1999 compared to $19.3 million for the second quarter 1998. As a percent of sales, SG&A was 23.7% for the second quarter 1999 and 24.3% for the second quarter of 1998.

     Selling expenses increased $.7 million, or 4%, to $17.0 million for the second quarter 1999 from $16.3 million for the second quarter 1998. The increase is due to the consolidation of two branches into one new branch, the expansion of one branch, the remodeling of one branch, increased commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of transportation, communication, and branch personnel costs. Selling expenses as a percent of net sales for the second quarter 1999 were 20.0% compared to 20.5% for the second quarter 1998.

     General and administrative expenses increased $.2 million, or 7%, to $3.2 million for the second quarter 1999 from $3.0 million for the second quarter 1998. The increase in general and administrative expenses is primarily due to increased labor and administration costs to process and support the increased sales volume and increased goodwill amortization related to the Sun City acquisition. General and administrative expenses as a percentage of net sales for the second quarter 1999 were 3.7%, as compared to 3.8% for the second quarter 1998. Exclusive of the effects of goodwill and covenant not to compete amortization of $0.5 million in the second quarter 1999 and $0.4 million in the second quarter 1998, general and administrative expenses increased 2%.

     Income from Operations. Income from operations for the second quarter 1999 increased $1.0 million, or 15%, to $7.6 million compared to $6.6 million for the second quarter 1998. The increase in operating income for the second quarter 1999 compared to the second quarter 1998 was primarily the result of the increase in sales and the decrease in SG&A expenses as a percent of sales, offset, in part, by the decrease in gross profit margin.

     Interest Expense, net. Interest expense, net of interest income was $1.0 million in the second quarter 1999 and 1998. Interest expense is the result of borrowings to fund acquisitions and obtain early payment discounts from vendors.

     Net Income. Net income for the second quarter 1999 was $4.0 million compared to net income of $3.4 million for the second quarter 1998. This increase reflects the cumulative effects of the increase in sales and the decrease in SG&A as a percent of sales, offset, in part, by the decrease in gross margin, and increases in income taxes.

     SIX MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 26, 1998

     Net Sales. Net sales for the six months ended September 25, 1999 ("first half 1999") increased $17.8 million, or 12%, to $165.8 million compared to $148.0 million for the six months ended September 26, 1998 ("first half 1998"). The growth in net sales compared to the prior year was the result of a 6% increase in same store sales, the expansion of product lines, three new branch openings, and the acquisitions of Watts, Nyco, and Sun City.

     Gross Profit. Gross profit for the first half 1999 increased $6.2 million, or 13%, to $54.2 million compared to $48.0 million for the first half 1998. The increase in gross profit was the result of increased net sales and higher gross profit margins. The gross profit margin for the first half of 1999 was 32.7% compared to 32.4% for the first half of 1998. The higher gross profit margin compared to the prior year is primarily due to a change in product mix and early payment discounts, partially offset by a decrease in rental business.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased $4.4 million or 12%, to $40.6 million for the first half 1999 compared to $36.2 million for the first half 1998. As a percent of sales, SG&A was 24.5% for the first half 1999 and 1998.

     Selling expenses increased $3.7 million, or 12%, to $33.6 million for the first half 1999 from $29.9 million for the first half 1998. The increase is due to the opening of two new branches, the expansion of two branches, the remodeling of one branch, increased commissions to the outside sales force due to the sales growth, and increased costs of customer service, principally the addition of transportation, communication, and branch personnel costs. Selling expenses as a percent of net sales for the first half 1999 were 20.3% compared to 20.2% for the first half 1998.

     General and administrative expenses increased $.7 million, or 11%, to $7.0 million for the first half 1999 from $6.3 million for the first half 1998. The increase in general and administrative expenses is primarily due to increased labor and administration costs in the first half 1999 to process and support the increased sales volume during that time period. General and administrative expenses as a percentage of net sales for the first half 1999 were 4.2% compared to 4.3% for the first half of 1998. Exclusive of the effects of goodwill and covenant not to compete amortization of $0.9 million in the first half 1999 and $0.8 million in the first half 1998, general and administrative expenses increased 11%.

     Income from Operations. Income from operations for the first half 1999 increased $1.8 million, or 15%, to $13.6 million compared to $11.8 million for the first half 1998. The increase in operating income for the first half 1999 compared to the first half 1998 was primarily the result of the increase in sales and gross profit margins, offset in part by the increase in SG&A expenses.

     Interest Expense, net. Interest expense, net of interest income, increased $0.2 million, or 11%, to $2.1 million in the first half 1999 from $1.9 million in the first half 1998. The increase in interest expense is primarily the result of increased borrowings to fund acquisitions and obtain early payment discounts from vendors.

     Net Income. Net income for the first half 1999 was $7.0 million compared to net income of $6.0 million for the first half 1998. This increase reflects the cumulative effects of the increase in sales and gross profit margin, offset in part by the increases in SG&A expenses, interest and income taxes.

FINANCIAL CONDITION

     Working Capital. From March 27, 1999 to September 25, 1999, operating working capital increased $7.6 million. The change in operating working capital was primarily the result of increases in accounts receivable of $10.0 million, inventories of $2.0 million, accounts payable of $2.5 million and accrued liabilities of $1.9 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

     Cash Flow. From March 27, 1999 to September 25, 1999, the Company generated approximately $1.2 million of net cash from operating activities. Net cash used in investing activities was approximately

$2.5 million for additions to property and equipment. Financing activities during the first half 1999 provided net cash of $1.6 million, including $2.0 million borrowed under the Credit Facility.

     Liquidity and Capital Resources. At September 25, 1999, the Company had cash of $2.3 million and working capital of $65.9 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at September 25, 1999, was approximately $140.6 million.

     The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, acquisitions, facility and product line expansions. The Company's primary sources of financing have been cash from operations and bank borrowings under the Company's revolving and term credit facility (the "Credit Facility"). In prior years, in addition to the above sources, the Company accessed financing through senior and subordinated debt and the sale of common and preferred equity.

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

     In October, 1997 the Company entered into a Credit Facility with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). The Credit Facility expires October 29, 2001, and has a one year option to extend through October 2002. Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Facility contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Facility also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio. At September 25, 1999, the Company had approximately $47.6 million available under the Credit Facility.

     On July 21, 1999, the Company entered into a Transaction Agreement (the"Transaction Agreement") with WC Recapitalization Corp. ("WCRC"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for WCRC to purchase all of the Company's outstanding stock for $16.50 per share, except that, certain members of management ("Management") will sell all but approximately 25 to 30 percent of their stockholdings in the surviving corporation. Approximately 70 to 75 percent of Management's shares will be acquired at the same price as all other shares acquired by WCRC. Subsequent to the purchase of the above referenced shares and WCRC's merger into White Cap Industries, Inc. ("WCI"), LGP will own a controlling interest in WCI and Management will retain a portion of their stockholdings in the surviving corporation equal to approximately 14% of the total outstanding capital stock of WCI. The transaction is valued at $240 million. The debt and equity financing necessary for the transaction has been fully committed by LGP, through Green Equity Investors III, L.L.P. and affiliates of Donaldson, Lufkin & Jenrette Securities Corporation. Certain members of management will also enter into employment and stockholder agreements with WCI. The transaction and its impact on the Company is more fully described in the Company's amended proxy filing.

     Completion of the transaction is subject to customary conditions including stockholder approval and receipt of regulatory approvals. Stockholder approval will be solicited by means of a proxy statement, to be mailed to stockholders upon the completion of the required Securities and Exchange Commission filing and review process. Pursuant to a voting agreement executed on July 22, 1999, certain members of management, KRG Capital Partners, and Apex Investment Partners who collectively own 45% of the outstanding stock of the Company, agreed to vote their shares in favor of the merger transaction. The Company anticipates completing the transaction no later than January 31, 2000. There can be no assurance that the Transaction Agreement will be consummated. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay WCRC a $12 million termination fee or expenses associated with the transaction. The Company has incurred approximately $595,000 in fees related to the transaction during the quarter ended September 25, 1999. The costs were capitalized and included in intangible assets, net in the accompanying balance sheet, pending completion of the transaction.

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

     The Company's internal systems consist of its central operating and accounting systems, that handle the majority of its business transactions, and one remote operating system, which has resulted from the Company's acquisition program. Plans to address the Year 2000 Issue with respect to the Company's internal systems include an assessment phase, a remediation phase and a testing phase.

     The Company has completed an assessment of its central operating and accounting systems. This assessment resulted in the identification of certain modifications which were necessary to bring these systems into year 2000 compliance. These modifications have been made and are complete as of September 25, 1999. Based on the results of the testing, with respect to these two systems, the Company does not anticipate that the Year 2000 Issue, with respect to its central operating and accounting system, will materially impact its operations or operating results.

     An assessment of the Company's one remote operating system is also complete. The system is Year 2000 compliant and the Company does not anticipate that the Year 2000 Issue will materially impact its operations or operating results.

     Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $400,000. Approximately 90% of these costs were incurred through September 25, 1999 and the remaining costs are expected to be incurred through March 2000. The estimate of $400,000 excludes costs of converting remote operating systems to the Company's central operating and accounting systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities.

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

     Over the past year, the Company has been contacting its major suppliers, customers and service providers regarding their Year 2000 Issues. However, the Company does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. However, because the Company believes this area is among its greatest risks, as information is received and evaluated, the Company intends to develop contingency plans, as deemed necessary, to safeguard its ongoing operations. Such contingency plans may include identifying alternative suppliers or service providers, stockpiling certain inventories if alternative sources of supply are not available, evaluating the impact and credit worthiness of non-compliant customers and increasing the short-term borrowing capacity of the Company, if deemed necessary, to finance higher levels of inventory or working capital on an interim basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on long-term and short-term debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of September 25, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

     The Company utilizes debt financing primarily for the purpose of strategic acquisitions. Historically, the Company has borrowed under its revolving credit and term debt facilities to fund these acquisitions. Borrowings under these facilities are at variable rates.

     The Company also has fixed rate debt in the form of capitalized leases. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence the fair market value of the debt, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $524,000.

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

                                                    EXPECTED MATURITY DATE
                                      ---------------------------------------------------              FAIR
                                      2000    2001    2002     2003    2004    THEREAFTER    TOTAL     VALUE
                                      -----   -----   -----   ------   -----   ----------   -------   -------
Fixed rate notes payable...........   $ 797   $ 625   $ 453   $  426   $ 457     $ 455      $ 3,213   $ 3,213
Average interest rate..............    8.05%   7.38%   8.35%    8.25%   8.25%     8.25%
Variable rate senior loan and
  security agreement...............      --      --      --   52,400      --        --       52,400    52,400
  Average interest rate(1).........

---------------

(1) Based on LIBOR contracts purchased and lead bank's prime or reference rate as of September 25, 1999, which ranged in interest rates from 5.9% to 8.5%.

     The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In connection with the Transaction Agreement, three complaints (Anthony Casey v. White Cap Industries, Inc., et al case number 17329-NC, Ruth Grenning
v. White Cap Industries, Inc., et al, case number 17331-NC and Tammy Newman v. White Cap Industries, Inc., et al case number 17335-NC) were filed against the Company, members of its Board of Directors and, in two cases, against Leonard Green and Partners in the Delaware Court of Chancery, Newcastle County. The complaints, filed on behalf of a purported class of the Company's stockholders, generally allege that the Transaction Agreement is unfair and inadequate to the Company's stockholders and charge the defendants with breach of fiduciary duties. The complaints generally request injunctive relief to prevent the consummation of the transactions contemplated in the Transaction Agreement, and seek other remedies in the event the contemplated transactions are completed. The Company has not yet responded to the complaints.

     There can be no assurance that the Company will successfully defend the allegations included in the complaints. Regardless of whether the transactions are consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, these proceedings could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of the outcome of any potential liabilities associated with the complaints.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 10.1 Agreement and Plan of Merger dated July 21, 1999 by and between White Cap Industries, Inc. and WC Recapitalization
          Corp. (incorporated by reference to Appendix A to Amendment
          No. 1 to the Preliminary Proxy Statement on Schedule 14A filed by the Company on October 13, 1999).
 27.0     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHITE CAP INDUSTRIES, INC.

November 9, 1999                          By: /s/  GREG GROSCH

                                               Greg Grosch
                                               President/Chief Executive Officer

November 9, 1999                          By: /s/  CHRIS LANE

                                               Chris Lane
                                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                      SEQUENTIALLY
NUMBER                                 DESCRIPTION                           NUMBERED PAGE
-------                                -----------                           -------------
 10.1          Agreement and Plan of Merger dated July 21, 1999 by and
               between White Cap Industries, Inc. and WC Recapitalization
               Corp. (incorporated by reference to Appendix A to Amendment
               No. 1 to the Preliminary Proxy Statement on Schedule 14A
               filed by the Company on October 13, 1999).
 27.0          Financial Data Schedule