Form 10-Q
period 1999-12-25
WHITE CAP INDUSTRIES INC
filed 2000-02-08
CIK 1044100

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 1999
                           Commission File No. 0-22989

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

                                 Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at 1/27/00
----------------------------                  ----------------------
Common Stock, $.01 Par Value                        10,765,136

                           WHITE CAP INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I            FINANCIAL INFORMATION

ITEM 1            Condensed Consolidated Financial Statements.......................................3

                  Condensed Consolidated Statements of Operations (Unaudited)
                  for the Three Months and Nine Months Ended
                  December 26, 1998 and December 25, 1999...........................................3

                  Condensed Consolidated Balance Sheets at March 27, 1999
                  and December 25, 1999 (unaudited).................................................4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the Nine Months Ended December 26, 1998 and December 25, 1999.................5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)..................7

ITEM 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................9

PART II           OTHER INFORMATION

ITEM 1            Legal Proceedings................................................................15

ITEM 2            Changes in Securities............................................................15

ITEM 3            Defaults upon Senior Securities..................................................15

ITEM 4            Submission of Matters to a Vote of Security Holders..............................15

ITEM 5            Other Information................................................................15

ITEM 6            Exhibits and Reports on Form 8-K.................................................15

SIGNATURES        .................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           WHITE CAP INDUSTRIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (unaudited)

                      (In thousands, except per share data)

                                          Three Months Ended            Nine Months Ended
                                      ---------------------------   ---------------------------
                                      December 26,   December 25,   December 26,   December 25,
                                          1998           1999           1998           1999
                                      ------------   ------------   ------------   ------------
Net sales                                $73,813       $79,691       $221,851       $245,459

Cost of sales                             49,003        53,429        149,040        164,988
                                        --------       -------       --------       --------
 Gross profit                             24,810        26,262         72,811         80,471

Selling, general & administrative         19,701        20,586         55,915         61,198
                                        --------       -------       --------       --------
 Income from operations                    5,109         5,676         16,896         19,273

Interest expense, net                        954         1,097          2,798          3,149
                                        --------       -------       --------       --------
Income before income taxes                 4,155         4,579         14,098         16,124

Income tax provision                       1,646         1,831          5,583          6,392
                                        --------       -------       --------       --------
 Net income                              $ 2,509       $ 2,748       $  8,515       $  9,732
                                        ========       =======       ========       ========
Basic income per share:
 Income per share                        $  0.24       $  0.26       $   0.80       $   0.91
 Basic weighted average shares
 outstanding                              10,672        10,761         10,642         10,738

Diluted income per share:
 Income per share                        $  0.23       $  0.25       $   0.76       $   0.87
 Diluted weighted average shares
 outstanding                              11,147        11,213         11,182         11,178

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                     ASSETS

                                                                              March 27,    December 25,
                                                                                1999           1999
                                                                              ---------    ------------
                                                                                            (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                    $  1,994       $    932
 Accounts receivable, net of allowance for doubtful accounts of $1,346
   and $1,599 respectively                                                      42,434         48,665
 Inventories                                                                    48,940         51,734
 Prepaid expenses and other                                                      1,200          1,346
 Deferred income taxes                                                           2,553          2,553
                                                                              --------       --------
                                                                                97,121        105,230
                                                                              --------       --------
PROPERTY AND EQUIPMENT, net                                                     12,806         14,009
RENTAL EQUIPMENT, net                                                            6,071          5,977
INTANGIBLE ASSETS, net                                                          56,868         56,595
OTHER ASSETS                                                                       326            433
                                                                              --------       --------
                                                                              $173,192       $182,244
                                                                              ========       ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                            $    707       $    784
 Accounts payable                                                               31,117         30,088
 Accrued liabilities                                                             7,328          6,545
                                                                              --------       --------
                                                                                39,152         37,417
                                                                              --------       --------
LONG-TERM DEBT, net of current portion                                          52,965         54,737
                                                                              --------       --------
DEFERRED INCOME TAXES                                                            2,329          1,699
                                                                              --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Series B Convertible Preferred Stock, $.10 par value:
 Designated - 1,000 shares; issued and outstanding - 60                              6              6
 Common Stock, $.01 par value:
 Authorized - 20,000 shares; issued and outstanding -
 10,720 at March 27, 1999 and 10,765 at December 25, 1999                          104            105
 Additional paid-in capital                                                     77,298         77,209
 Retained earnings                                                               1,338         11,071
                                                                              --------       --------
                                                                                78,746         88,391
                                                                              --------       --------
                                                                              $173,192       $182,244
                                                                              ========       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    WHITE CAP INDUSTRIES, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (unaudited)

                                     (In thousands)

                                                                               Nine Months Ended
                                                                          ----------------------------
                                                                          December 26,    December 25,
                                                                              1998            1999
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $  8,515         $ 9,732
  Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
 Depreciation                                                                  2,096           2,616
 Amortization                                                                  1,133           1,543
 Gain on disposition of property and equipment                                    (8)            (22)
 Changes in assets and liabilities, net of effects from acquisitions:
 Increase in accounts receivable                                              (8,766)         (6,231)
 Increase in inventories                                                     (11,115)         (2,794)
 Increase in prepaid expenses and other                                         (342)         (1,523)
 Decrease in deferred tax asset                                                  965               -
 Increase (decrease) in accounts payable                                       5,046          (1,029)
 Decrease in accrued expenses                                                   (594)           (784)
 Increase (decrease) in deferred tax liability                                    40            (630)
                                                                            --------        --------
 Net cash (used in) provided by operating activities                          (3,030)            878
                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (4,583)         (3,436)
 Proceeds from sale of property and equipment                                     16             185
 Acquisitions of businesses, net of $875 in cash acquired                    (29,995)              -
                                                                            --------        --------

 Net cash used in investing activities                                       (34,562)         (3,251)
                                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit agreement                                38,100           2,000
 Principal payments on notes payable                                            (442)           (601)
 Proceeds from the exercise of stock options                                       -              27
 Common stock issued (cancelled)                                                 157            (115)
                                                                            --------        --------

 Net cash provided by financing activities                                    37,815           1,311
                                                                            --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             223          (1,062)
CASH AND CASH EQUIVALENTS, beginning of period                                 1,720           1,994
                                                                            --------        --------
CASH AND CASH EQUIVALENTS, end of period                                    $  1,943         $   932
                                                                            ========        ========

                            (continued on next page)

                                    WHITE CAP INDUSTRIES, INC.

                                     (In thousands)

                                                             Nine Months Ended
                                                        ----------------------------
                                                        December 26,    December 25,
                                                            1998            1999
                                                        ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for -
 Interest                                                 $  2,392        $  2,776
                                                          ========        ========
 Income taxes, net of refunds                             $  2,960        $  6,977
                                                          ========        ========
DETAILS OF ACQUISITIONS:
 Fair value of assets                                     $ 37,638        $      -
 Liabilities assumed                                        (4,440)              -
                                                          --------        --------
 Acquisitions price                                         33,198               -
 Less cash acquired                                           (875)              -
 Less common stock issued for acquisition                   (2,328)              -
                                                          --------        --------
 Net cash paid for acquisitions                           $ 29,995        $      -
                                                          ========        ========

NON CASH FINANCING ACTIVITIES:
 Common stock issued for acquisition                      $  2,328        $      -
                                                          ========        ========
 Common stock cancelled                                   $      -        $    115
                                                          ========        ========
 Equipment acquired under capital lease obligations       $    384        $    451
                                                          ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           WHITE CAP INDUSTRIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

                                DECEMBER 25, 1999

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

2.   RECENT ACQUISITIONS:

During 1998, the Company acquired the following businesses:

             BUSINESS ACQUIRED                      DATE ACQUIRED
             -----------------                      -------------
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

Had the acquisitions occurred at the beginning of the fiscal year of acquisition, the unaudited and pro forma net sales, net income, diluted net income per share and diluted weighted average number of common shares outstanding would be as follows (in thousands, except net income per share data):


                                     Three Months Ended           Nine Months Ended
                                 --------------------------   ---------------------------
                                 December 26,  December 25,   December 26,   December 25,
                                    1998           1999           1998           1999
                                 ------------  ------------   ------------   ------------
Net Sales                           $74,818        $79,691       $228,260       $245,459

Net Income                            2,383          2,748          8,101          9,732

Diluted net income per share        $  0.21        $  0.25       $   0.72       $   0.87

Diluted weighted average
shares outstanding                   11,147         11,213         11,182         11,178

3.       EARNINGS PER SHARE:

The following is a reconciliation of the Company's weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods presented (in thousands):


                                        Three Months Ended           Nine Months Ended
                                   ------------   ------------  ------------   ------------
                                   December 26,   December 25,  December 26,   December 25,
                                       1998          1999          1998           1999
                                      ------        ------        ------         ------
Basic weighted average shares         10,672        10,761        10,642         10,738

Effect of Dilutive Securities:

   Options                               475           452           540            440
                                      ------        ------        ------         ------
Diluted Weighted Average Shares       11,147        11,213        11,182         11,178
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

5.   RECAPITALIZATION AND COMMITMENTS AND CONTINGENCIES:

On July 21, 1999, the Company entered into a Transaction Agreement ("Transaction Agreement") with WC Recapitalization Corp. ("WCRC"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for a cash merger, whereby all of the Company's outstanding common stock will be exchanged for $16.50 per share, except that, Greg Grosch and certain other members of management ("Management") will retain a portion of their stockholdings in the surviving corporation. The remainder of Management's shares will be acquired at the same price as all other shares acquired by WCRC. Subsequent to the purchase of the above referenced shares and WCRC's merger into White Cap Industries, Inc. ("WCI"), LGP will own a controlling interest in WCI and Management will retain a portion of their stockholdings in the surviving corporation equal to approximately 16% of the total outstanding capital stock of WCI. The transaction is valued at $240 million. The debt and equity financing necessary for the transaction has been fully committed by LGP, through Green Equity Investors III, L.L.P. and affiliates of Donaldson, Lufkin & Jenrette Securities Corporation. Certain members of management will also enter into employment and stockholder agreements with WCI. The transaction and its impact on the Company is more fully described in the Company's amended proxy filing which was initially distributed to stockholders on or about December 13, 1999.

The Company anticipates completing the transaction no later than March 31, 2000. There can be no assurance that the transactions contemplated in the Transaction Agreement will be consummated. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay WCRC expenses associated with the transaction. The Company has incurred approximately $915,000 in fees related to the transaction through the quarter ended December 25, 1999. The costs were capitalized and included in intangible assets, in the accompanying balance sheet, pending completion of the transaction.

In connection with the Transaction, three complaints (Anthony Casey v. White Cap Industries, Inc., et al case number 17329-NC, Ruth Grenning v. Greg Grosch, et al, case number 17331-NC and Tammy Newman v. White Cap Industries, Inc., et al case number 17335-NC) were filed against the Company, members of its Board of Directors and, in two cases, against Leonard Green and Partners in the Delaware Court of Chancery, Newcastle County. A consolidated amended class action complaint has been filed consolidating the three actions under the caption In re White Cap Industries, Inc. Shareholders Litigation, case number 17329. The amended complaint, filed on behalf of a purported class of the Company's stockholders, generally alleges that the Transaction is unfair and inadequate to the Company's stockholders and charges the defendants with breach of fiduciary duties. The complaint generally requests injunctive relief to prevent the consummation of the Transaction, and seeks other remedies in the event the Transaction is completed. The defendants have moved to dismiss the amended complaint.

There can be no assurance that the Company will successfully defend the allegations included in the amended complaint. Regardless of whether the Transaction is consummated or of the outcome of the lawsuit, the Company may incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, the case could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of the outcome of any potential liabilities associated with the amended complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

                THREE MONTHS ENDED DECEMBER 25, 1999 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 26, 1998

Net Sales Net sales for the three months ended December 25, 1999 ("third quarter 1999") increased $5.9 million, or 8.0%, to $79.7 million compared to $73.8 million for the three months ended December 26, 1998 ("third quarter 1998"). The growth in net sales compared to the prior year was the result of a 6.3% increase in same store sales, and the acquisition of Sun City.

Gross Profit Gross profit for the third quarter 1999 increased $1.5 million, or 5.9%, to $26.3 million compared to $24.8 million for the third quarter 1998. The increase in gross profit was the result of increased net sales, offset in part by lower gross profit margins. The gross profit margin for the third quarter of 1999 was 33.0% compared to 33.6% for the third quarter 1998. The lower gross profit margin over the prior year is primarily due to a decrease in rental margins.

Selling, General and Administrative Expense Selling, general and administrative expense ("SG&A") increased $0.9 million or 4.5%, to $20.6 million for the third quarter 1999 compared to $19.7 million for the third quarter 1998. As a percent of sales, SG&A was 25.8% for the third quarter 1999 and 26.7% for the third quarter 1998.

Selling expenses increased $0.1 million, or 0.7%, to $16.8 million for the third quarter 1999 from $16.7 million for the third quarter 1998. Selling expenses include increased commissions to the outside sales force due to the sales growth, and increased transportation costs partially offset by a decrease in the use of temporary personnel. Selling expenses as a percent of net sales for the third quarter 1999 were 21.1% compared to 22.6% for the third quarter 1998.

General and administrative expenses increased $0.8 million, or 26.7%, to $3.8 million for the third quarter 1999 from $3.0 million for the third quarter 1998. The increase in general and administrative expenses is primarily due to increased healthcare benefit costs for all employees, increased depreciation expense related to investments in computer related equipment, increased goodwill amortization related to the Sun City acquisition and increased legal costs associated with the shareholder litigation. General and administrative expenses as a percentage of net sales for the third quarter 1999 were 4.8%, as compared to 4.1% for the third quarter 1998. Net of the effect of goodwill and covenant not to compete amortization of $0.5 million in the third quarter 1999 and $0.4 million in the third quarter 1998, general and administrative expenses increased 26.9%.

Income from Operations Income from operations for the third quarter 1999 increased $0.5 million, or 10.5%, to $5.6 million compared to $5.1 million for the third quarter 1998. The increase in operating income for the third quarter 1999 compared to the third quarter 1998 was primarily the result of the increase in sales and the decrease in SG&A expenses as a percent of sales, offset, in part, by the decrease in gross profit margin.

Interest Expense, net Interest expense, net of interest income was $1.1 million in the third quarter 1999 compared to $1.0 million in the third quarter 1998. Interest expense is the result of borrowings to fund acquisitions and to obtain early payment discounts from vendors.

Net Income Net income for the third quarter 1999 was $2.7 million compared to net income of $2.5 million for the third quarter 1998. This increase reflects the cumulative effects of the increase in sales and the decrease in SG&A as a percent of net sales, offset, in part, by the decrease in gross margin and an increase in the income tax provision.

                 NINE MONTHS ENDED DECEMBER 25, 1999 COMPARED TO
                       NINE MONTHS ENDED DECEMBER 26, 1998

Net Sales Net sales for the nine months ended December 25, 1999 increased $23.6 million, or 10.6%, to $245.5 million compared to $221.9 million for the nine months ended December 26, 1998. The growth in net sales compared to the prior year was the result of a 5.9% increase in same store sales, the expansion of product lines, three new branch openings, and the acquisitions of Watts, Nyco, and Sun City.

Gross Profit Gross profit for the first nine months of 1999 increased $7.7 million, or 10.5%, to $80.5 million compared to $72.8 million for the first nine months of 1998. The increase in gross profit was the result of increased net sales. The gross profit margin for the nine months ended December 25, 1999 and December 26, 1998 was 32.8%.

Selling, General and Administrative Expense Selling, general and administrative expense ("SG&A") increased $5.3 million or 9.4%, to $61.2 million for the first nine months of 1999 compared to $55.9 million for the first nine months of 1998. As a percent of sales, SG&A was 24.9% for the first nine months of 1999 compared to 25.2% for the first nine months of 1998.

Selling expenses increased $3.4 million, or 7.4%, to $50.4 million for the first nine months of 1999 from $47.0 million for the first nine months of 1998. The increase is due to the opening of three new branches, the expansion of two branches, the remodeling of two branches, increased commissions to the outside sales force due to the sales growth, and increased transportation costs. Selling expenses as a percent of net sales for the first nine months of 1999 were 20.5% compared to 21.2% for the first nine months of 1998.

General and administrative expenses increased $1.9 million, or 21.4%, to $10.8 million for the first nine months of 1999 from $8.9 million for the first nine months of 1998. The increase in general and administrative expenses is primarily due to increased healthcare benefit costs for all employees, increased depreciation expense related to investments in computer related equipment, increased goodwill amortization relating to the Watts, Nyco and Sun City acquisitions and increased legal costs associated with the shareholder litigation. General and administrative expenses as a percentage of net sales for the first nine months of 1999 were 4.4% compared to 4.0% for the first nine months of 1998. Net of the effect of goodwill and covenant not to compete amortization of $1.4 million in the first nine months of 1999 and $1.1 million in the first nine months of 1998, general and administrative expenses increased 20.5%.

Income from Operations Income from operations for the first nine months of 1999 increased $2.3 million, or 13.9%, to $19.2 million compared to $16.9 million for the first nine months of 1998. The increase in operating income for the first nine months of 1999 compared to the first nine months of 1998 was primarily the result of the increase in sales, offset in part by the increase in SG&A expenses.

Interest Expense, net Interest expense, net of interest income, increased $0.4 million, or 12.5%, to $3.1 million in the first nine months of 1999 from $2.8 million in the first nine months of 1998. The increase in interest expense is primarily the result of increased borrowings to fund acquisitions and to obtain early payment discounts from vendors.

Net Income Net income for the first nine months of 1999 was $9.7 million compared to net income of $8.5 million for the first nine months of 1998. This increase reflects the cumulative effects of the increase in sales and the decrease in SG&A as a percent of net sales, offset in part by the increases interest expense and income taxes.

FINANCIAL CONDITION

Working Capital Operating working capital increased $11.0 million for the nine months ended December 25, 1999. The change in operating working capital was primarily the result of increases in accounts receivable of $6.2 million, inventories of $2.8 million, prepaid expenses and other of $0.1 million, and decreases in accounts payable of $1.0 million and accrued liabilities of $0.8 million. The change in operating working capital excludes changes in cash and cash equivalents and current maturities of long-term debt.

Cash Flow The Company generated approximately $0.9 million of net cash from operating activities for the nine months ended December 25, 1999. Net cash used in investing activities was approximately $3.3 million primarily for additions to property and equipment. Financing activities during the first nine months of 1999 provided net cash of $1.3 million, including $2.0 million borrowed under the Credit Facility.

Liquidity and Capital Resources The Company had cash of $0.9 million and working capital of $67.8 million at December 25, 1999. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, was approximately $143.9 million at December 25, 1999.

The Company's primary capital needs have been to fund the working capital requirements necessitated by its sales growth, acquisitions, facility and product line expansions. The Company's primary sources of financing have been cash from net income and bank borrowings under the Company's revolving and term credit facility (the "Credit Facility").

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the fiscal year ended March 24, 2001. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and common stock. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter to fund the Company's acquisition program. Accordingly, the Company continuously evaluates its financing capabilities based on changing market conditions and opportunities.

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

In October, 1997 the Company entered into a Credit Facility with available borrowings of up to $100 million (including a $75 million delayed draw term facility for acquisitions and a $25 million revolving credit facility). The Credit Facility expires October 29, 2001, and has a one year option to extend through October 2002. Interest on the amounts borrowed may be paid at the option of the Company at a rate per annum equal to the lead bank's prime or reference rate or LIBOR rate plus margins, in each case based upon the Company's ratio of total debt to operating cash flow. The Credit Facility contains certain restrictive covenants limiting mergers, use of proceeds, indebtedness, liens, investments, sale of assets and acquisitions. The Credit Facility also contains financial covenants which require the Company to maintain a minimum net worth, leverage ratio, fixed charge coverage ratio and asset coverage ratio. At December 25, 1999, the Company had approximately $47.6 million available under the aforementioned facility.

On July 21, 1999, the Company entered into a Transaction Agreement (the"Transaction Agreement") with WC Recapitalization Corp. ("WCRC"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for a cash merger, whereby all of the Company's outstanding common stock will be exchanged for $16.50 per share, except that, Greg Grosch and certain other members of management ("Management") will retain a portion of their stockholdings in the surviving corporation. The remainder of Management's shares will be acquired at the same price as all other shares acquired by WCRC. Subsequent to the purchase of the above referenced shares and WCRC's merger into White Cap Industries, Inc. ("WCI"), LGP will own a controlling interest in WCI and Management will retain a portion of their stockholdings in the surviving corporation equal to approximately 16% of the total outstanding capital stock of WCI. The transaction is valued at $240 million. The debt and equity financing necessary for the transaction has been fully committed by LGP, through Green Equity Investors III, L.L.P. and affiliates of Donaldson, Lufkin & Jenrette Securities Corporation. Certain members of management will also enter into employment and stockholder agreements with WCI. The transaction and its impact on the Company is more fully described in the Company's amended proxy filing.

The Company anticipates completing the transaction no later than March 31, 2000. There can be no assurance that the transactions contemplated in the Transaction Agreement will be consummated. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay WCRC expenses associated with the transaction. The Company has incurred approximately $915,000 in fees related to the transaction through the quarter ended December 25, 1999. The costs were capitalized and included in intangible assets, in the accompanying balance sheet, pending completion of the transaction.

Year 2000 Compliance

The Company completed a Year 2000 assessment of its central operating and accounting systems. This assessment resulted in the identification of certain modifications which were necessary to bring these systems into year 2000 compliance. These modifications have been made and were complete prior to the third quarter ended December 25, 1999. An assessment of the Company's one remote operating system was also complete prior to the end of the third quarter ended December 25, 1999. Through February 8, 2000, the Company's total costs related to the Year 2000 Issue was approximately $0.4 million.

The Company believes its planning efforts are adequate to address the Year 2000 Issue and that its greater risks in this area are primarily those that it cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of any of these entities to timely remediate their Year 2000 Issues could result in disruptions to the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. Management believes that its exposure to third party risk may be minimized to some extent because it does not rely significantly on any one supplier or customer. Through February 8, 2000, the Company's major suppliers, customers and service providers have not reported any significant year 2000 compliance problems. However, because the Company's continued year 2000 compliance in calendar 2000 is in part dependent on the continued year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 Issues or that major suppliers, customers and service providers will not experience year 2000 compliance failures as calendar year 2000 progresses.

Through February 8, 2000 the Company has not experienced any problems related to the Year 2000 Issue which have materially impacted the Company's operations or operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to fluctuations in interest rates on long-term and short-term debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of December 25, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements." The Company utilizes debt financing primarily for the purpose of strategic acquisitions. Historically, the Company has borrowed under its revolving credit and term debt facilities to fund these acquisitions. Borrowings under these facilities are at variable rates.

The Company also has fixed rate debt in the form of capital leases. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence the fair market value of the debt, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $524,000.

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

                                                            EXPECTED MATURITY DATE
                                  -------------------------------------------------------------------------                  FAIR
                                    2000         2001         2002         2003         2004     THEREAFTER      TOTAL       VALUE
                                  -------      -------      -------      -------      -------      -------      -------     -------
                                                                           (in thousands)
Fixed rate notes payable          $   784      $   625      $   453      $   426      $   457      $   376      $ 3,121     $ 3,121
   Average interest rate             8.05%        8.35%        8.35%        8.25%        8.25%        8.25%
Variable rate senior loan and
security agreement                      -            -            -       52,400            -            -       52,400      52,400
   Average interest rate (1)

----------
(1) Based on LIBOR contracts purchased and lead bank's prime or reference rate as of December 25, 1999, which ranged in interest rates from 5.9% to 8.5%.

The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In connection with the Transaction, three complaints (Anthony Casey v. White Cap Industries, Inc., et al case number 17329-NC, Ruth Grenning v. Greg Grosch, et al, case number 17331-NC and Tammy Newman v. White Cap Industries, Inc., et al case number 17335-NC) were filed against the Company, members of its Board of Directors and, in two cases, against Leonard Green and Partners in the Delaware Court of Chancery, Newcastle County. A consolidated amended class action complaint has been filed consolidating the three actions under the caption In re White Cap Industries, Inc. Shareholders Litigation, case number 17329. The amended complaint, filed on behalf of a purported class of the Company's stockholders, generally alleges that the Transaction is unfair and inadequate to the Company's stockholders and charges the defendants with breach of fiduciary duties. The complaint generally requests injunctive relief to prevent the consummation of the Transaction, and seeks other remedies in the event the Transaction is completed. The defendants have moved to dismiss the amended complaint.

There can be no assurance that the Company will successfully defend the allegations included in the amended complaint. Regardless of whether the Transaction is consummated or of the outcome of the lawsuit, the Company may incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, the case could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of the outcome of any potential liabilities associated with the amended complaint.

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

                                WHITE CAP INDUSTRIES, INC.

February 8, 2000                /s/ GREG GROSCH
                                --------------------------------------
                                Greg Grosch
                                President/Chief Executive Officer

February 8, 2000                /s/ CHRIS LANE
                                --------------------------------------
                                Chris Lane
                                Chief Financial Officer

                                                                                Sequentially
Exhibit Number                          Description                             Numbered Page
-------------------                     --------------                          -------------
       27.0           Financial Data Schedule